Form 10-Q
period 1996-03-31
VACATION BREAK USA INC
filed 1996-05-15
CIK 946733

SECURITIES AND EXCHANGE COMMISSION

                                    FORM 10-Q

                             WASHINGTON, D.C. 20549

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

                                       OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
      EXCHANGE ACT OF 1934

             For the transition period from ________ to ___________

                         Commission file number: 0-27270

                           VACATION BREAK U.S.A., INC.

        FLORIDA                                              59-2581811
State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization                            Identification No.)

                             6400 N. ANDREWS AVENUE
                                 PLAZA SUITE 200
                            FT. LAUDERDALE, FL 33309

                  Registrant's telephone number (954) 351-8500
                          ----------------------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No ____


The number of shares outstanding of registrant's common stock at May 10, 1996 was 8,570,000 shares.

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                          VACATION BREAK U.S.A., INC.

                                     INDEX

                                                                           PAGE
                                                                             NO.
                                                                            ----
PART I       FINANCIAL INFORMATION:

   ITEM 1.   FINANCIAL STATEMENTS

             Condensed Consolidated Balance Sheets, March 31, 1996
             and December 31, 1995                                             3

             Condensed Consolidated Statements of Operations for the
             three month periods ended March 31, 1996 and 1995                 4

             Condensed Consolidated Statement of Cash Flows for the
             three month periods ended March 31, 1996 and 1995                 5

             Notes to Condensed Consolidated Financial Statements              6

   ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS                               8

PART II      OTHER INFORMATION

   ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                                 15

             Signatures                                                       16

PART I   FINANCIAL INFORMATION
ITEM 1   FINANCIAL STATEMENTS

                  VACATION BREAK U.S.A., INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       ($ THOUSANDS EXCEPT PER SHARE DATA)
                                     ASSETS

                                                                   March 31,    December 31,
                                                                -------------- --------------
                                                                     1996           1995
                                                                -------------- --------------
                                                                  (Unaudited)
  Cash and cash equivalents                                        $9,462         $8,499
  Certificates of deposit                                             445            748
  Restricted cash                                                   3,607          4,091
  Cash in escrow from vacation ownership interests sales           16,485         10,581
  Mortgages receivable on vacation ownership interests
   sales - net                                                     54,142         45,424
  Receivables - net                                                 4,376          3,382
  Vacation ownership interests held for sale                       18,532         16,550
  Vacation ownership interests - real estate and
    development costs                                               1,760          1,752
  Prepaid expenses and other assets                                 7,629          4,614
  Investment in Port Lucaya Resort Company Limited                  1,614          1,584
  Property and equipment - net                                     10,247          9,867
                                                            -------------- --------------
TOTAL ASSETS                                                     $128,299       $107,092
                                                            ============== ==============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

  Accounts payable and accrued liabilities                        $13,981        $10,241
  Due to unconsolidated affiliates                                    521            523
  Notes and mortgages payable                                      35,498         28,901
  Note payable to unconsolidated affiliate                            560            560
  Capital lease obligations                                         1,227          1,321
  Deferred income taxes                                             3,155          2,498
  Advance deposits                                                  6,055          4,369
  Deferred revenues - vacation packages                            20,889         20,534
  Deferred revenues - vacation ownership interests                 13,448          9,233
  Due to affiliate of Joint ventures                                8,090          6,228
  Tax distribution payable to majority stockholder                  2,538          3,388
  Minority interest in joint venture                                  408             37
                                                            -------------- --------------
     Total Liabilities                                            106,370         87,833
                                                            -------------- --------------

Commitments and contingencies

Stockholders' Equity:

  Preferred stock ($ .01 par value; 25,000,000 shares
    authorized; no shares issued and outstanding)                       -              -
  Common stock ($ .01 par value; 25,000,000 shares
    authorized; 8,570,000 shares issued and outstanding
    at March 31, 1996 and 8,300,000 shares issued and
    outstanding at December 31, 1995)                                  86             83
  Additional paid in capital                                       13,269         12,089
  Retained earnings                                                 8,574          7,087
                                                            -------------- --------------
       Total Stockholders' Equity                                  21,929         19,259
                                                            -------------- --------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $128,299       $107,092
                                                            ============== ==============



      See accompanying notes to condensed consolidated financial statements

                  VACATION BREAK U.S.A., INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      FOR THE THREE MONTHS ENDED MARCH 31,
                                   (UNAUDITED)
                       ($ THOUSANDS EXCEPT PER SHARE DATA)

                                                                                 March 31,
                                                                      -----------------------------
                                                                           1996            1995
                                                                      -------------- --------------
REVENUES:

    Vacation packages                                                       $16,436        $13,798
    Vacation ownership interests                                             15,917          8,091
    Commissions earned on marketing agreements                                  542          1,761
    Resort operations and other                                               4,004          2,129
    Interest earned on mortgages receivable                                   1,734            875
                                                                      -------------- --------------
                                                                             38,633         26,654
                                                                      -------------- --------------
COSTS AND OPERATING EXPENSES:

    Vacation packages                                                        18,990         12,995
    Vacation ownership interests                                              8,361          4,420
    Commissions and related expenses on marketing agreements                    296          1,006
    Resort operations and other                                               3,901          2,023
    Interest expense on financed mortgages receivable                           529            351
    Interest expense - other                                                    466             98
    General and administrative                                                2,839          2,144
    Provision for doubtful accounts                                             197            114
    Depreciation and amortization                                               569            327
                                                                      -------------- --------------
                                                                             36,148         23,478
                                                                      -------------- --------------
INCOME FROM OPERATIONS BEFORE INCOME TAXES,
 MINORITY INTEREST AND EQUITY IN EARNINGS (LOSS) OF
 AFFILIATE                                                                    2,485          3,176
 Minority interest in earnings of joint venture                                (370)             -
 Equity in earnings (loss) of Port Lucaya Resort Company
   Limited                                                                       30             40
                                                                      -------------- --------------

INCOME BEFORE INCOME TAXES                                                    2,145          3,216
Income tax (expense) benefit                                                   (657)           282
Proforma income tax provision (expense)                                           -         (1,452)
                                                                      -------------- --------------
NET INCOME                                                            $       1,488  $       2,046
                                                                      ============== ==============


NET INCOME PER SHARE                                                  $        0.17  $        0.32
                                                                      ============== ==============

Weighted average common shares and common stock
  equivalents outstanding - primary and fully diluted                     8,540,000      6,500,000
                                                                      ============== ==============

      See accompanying notes to condensed consolidated financial statements

                  VACATION BREAK U.S.A., INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      FOR THE THREE MONTHS ENDED MARCH 31,
                                   (UNAUDITED)
                       ($ THOUSANDS EXCEPT PER SHARE DATA)

                                                                           March 31,
                                                               -----------------------------
                                                                      1996           1995
                                                               -----------------------------
Cash Flows from Operating Activities:
Net Income                                                           $1,488         $3,497
Adjustments to reconcile net income to net
 cash (used in) provided by operating activities:
 Depreciation and amortization                                          569            327
 Equity in (earnings) of Port Lucaya Resort Company Limited             (30)           (40)
 Provision for deferred taxes                                           657           (282)
 Changes in operating assets and liabilities:
   Mortgages receivable on vacation ownership interests
     sales - net                                                     (8,718)        (3,310)
   Receivables - net                                                   (995)          (293)
   Vacation ownership interests held for sale                        (1,981)           860
   Vacation ownership interests - real estate and
     development costs                                                   (8)          (506)
   Prepaid expenses and other assets                                 (3,057)          (161)
   Due to/from unconsolidated affiliates - net                           42           (558)
   Accounts payable and accrued liabilities                           3,740            294
   Deferred revenues - vacation ownership interests                   4,215              -
   Deferred income - vacation packages                                  355              -
   Advance deposits                                                   1,685          1,909
   Minority interest in joint venture                                   370          1,552
                                                               -------------- --------------
Net cash (used in) provided by operating activities                  (1,668)         3,289
                                                               -------------- --------------
Cash Flows from Investing Activities:
  Purchases of property and equipment                                  (949)          (548)
  Additions to restricted cash                                       (1,491)        (1,861)
  Releases of restricted cash                                         1,975          1,277
  Increase in cash in escrow for vacation ownership interests
   sales - net                                                       (5,904)        (1,258)
  Maturities of certificates of deposit                                 303             88
                                                               -------------- --------------
Net cash used in investing activities                                (6,066)        (2,302)
                                                               -------------- --------------
Cash Flows from Financing Activities:
  Borrowings of notes and mortgages payable                           9,587          2,199
  Repayments of notes and mortgages payable                          (2,989)        (1,278)
  Borrowings from affiliate of Palm Vacation Group                    1,862              -
  Borrowing of note payable to unconsolidated affiliate                   -           (440)
  Repayment of note payable to unconsolidated affiliate                  (2)             -
  Payments on capital lease obligations                                 (93)           (77)
  Stockholder contributions                                               -            (84)
  Stockholder income tax distributions                                 (850)             -
  Proceeds from issuance of common stock                              1,182              -
                                                               -------------- --------------
Net cash provided by financing activities                             8,697            320
                                                               -------------- --------------
Net increase in cash and cash equivalents                               963          1,307
Cash and cash equivalents at beginning of period                      8,499            617
                                                               -------------- --------------
Cash and cash equivalents at end of period                           $9,462         $1,924
                                                               ============== ==============



      See accompanying notes to condensed consolidated financial statements

                  VACATION BREAK U.S.A., INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.       GENERAL

         Vacation Break U.S.A., Inc. and subsidiaries (the "Company") is engaged in the sale of vacation packages, hotel operations and the renovation, construction, sale and financing of vacation ownership interests
         (VOIs). At March 31, 1996, the consolidated financial statements include the accounts of Vacation Break U.S.A., Inc. and its subsidiaries. In the opinion of management, the unaudited consolidated financial statements include all adjustments and accruals necessary to present fairly the Company's consolidated financial position at March 31, 1996 and the consolidated results of its operations for the three months ended March 31, 1996 and 1995. The interim results of operations are not necessarily indicative of the results which may occur for the year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. All significant intercompany accounts and transactions are eliminated in consolidation. These condensed statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report to Stockholders for the year ended December 31, 1995.

         During the quarter ended March 31, 1996, two new companies were added to the consolidated financial statements in order to augment existing operations. A summary of such additions follows:

         /bullet/ In January 1996, Vacation Break Resorts at Ocean Ranch, Inc., a Florida Corporation wholly-owned by the Company was formed to acquire a 55% interest in Ocean Ranch Vacation Group, a Florida general partnership (the "Ocean Ranch Vacation Group"). During January 1996, Ocean Ranch Vacation Group, acquired a resort known as Ocean Ranch located in Pompano, Florida. for a purchase price of $ 3,300,000. This property was acquired for the purpose of converting the existing units into 5,148 VOI weeks. The Company anticipates commencing presales in the fall of 1996. The venture is in the process of refinancing the existing first mortgage debt assumed and is arranging for needed construction financing.

         For the year ended December 31, 1995, Vacation Break Resorts at Ocean Ranch, Inc. and Ocean Ranch Vacation Group (a Florida general partnership) had not been formed and, accordingly, did not form part of the consolidated 1995 financial statements.


2.       ACCOUNTING ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

                  VACATION BREAK U.S.A., INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


3.       EARNINGS PER SHARE

         Earnings per share are calculated on the weighted average number of shares of common stock outstanding during each period and, when dilutive, common stock equivalents. The dilutive effect of common stock equivalents was less than 3% for the quarter ended March 31, 1996. Options and warrants were not granted or outstanding during the quarter ended March 31, 1995.

4.       COMMITMENTS AND CONTINGENCIES

         The Company has entered into a marketing and purchase agreement with a developer whereby the Company sells VOI's on a presales basis. Revenues relating to presales are recorded in "Deferred Revenues - VOI's" until the project is complete and certificates of occupancy are available for the buyers. At that time, the Company will be required under the agreement to purchase from the developer all units presold. The units will be simultaneously deeded to the buyers and the related revenues and costs recognized. At March 31, 1996, the Company was contingently liable to the developer in the amount of $3,945,000 for presold VOI's which sales have been recorded as deferred revenue - VOI's as of March 31, 1996. Such liability has not been reflected in the March 31, 1996 balance sheet.

5.       SUBSEQUENT EVENTS

         The Ocean Ranch Vacation Group has obtained a commitment from a lender to provide approximately $12,700,000 for the construction and renovation of the Ocean Ranch resort although it has not yet entered into a definitive agreement with respect to such financing.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

The following table presents key statistics representing VOI activities in properties owned by or under a purchase agreement:

                                              SEA         SANTA                     STAR       OCEAN
                                            GARDENS      BARBARA     PALM AIRE     ISLAND     RANCH(1)     TOTAL
                                            -------      -------     ---------     ------     -------      -----
Number of VOIs available                     7,020        4,680         5,564      5,200       5,200       27,664
Net number of VOIs sold through
  March 31, 1996                             6,451 *      2,018           871        908 *         -       10,248
Percent sold through
  March 31, 1996                                92 % *       43 %          16 %       17 % *       0 %         37 %
Net number of VOIs sold during the
  three months ended March 31, 1996            305 *        626           384        375 *         -        1,690

* Includes units sold at properties where revenue and income recognition were deferred or partially deferred for financial reporting purposes.

(1) Acquired in January 1996

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements, including the notes thereto, contained elsewhere herein.

INTRODUCTION

Prior to 1993, substantially all of the Company's revenue was derived from the sale of vacation packages and from commissions earned on the sale of VOIs in properties owned by other developers. In 1993, the Company began to develop its own properties and sell VOIs in these properties while continuing to sell VOIs in properties owned by other developers, thereby adding a substantial new source of revenues and earnings.

The Company's principal means of attracting prospective purchasers of VOIs is through the sale of its discounted, high-quality vacation packages. In effect, the Company utilizes its vacation package as a major marketing component of its VOI program. As part of the Company's vacation packages, travelers typically take a Company-operated tour of a full amenity vacation resort. Historically, approximately 85% of all vacation packages utilized resulted in a tour of a vacation resort. During the three years ended December 31, 1995 and the three months ended March 31, 1996, approximately 9.6% of all tours taken resulted in the sale of a VOI, and since the Company began selling VOIs in its own properties in March 1993, approximately 11.5% of tours of resort properties owned by the Company resulted in the sale of a VOI. Historically, the total costs of selling and fulfilling the Company's vacation packages approximated revenues derived from the sale of such vacation packages, including recognizing revenues from vacation packages that are purchased but not utilized upon expiration of the 18 month period following the sale. The Company's vacation package may be utilized by the customer at any time, subject to availability during the 18 month period following the sale. The Company believes that its vacation package enables the Company to generate quality leads for the sale of VOIs at a significantly lower cost per lead than the majority of its competition. Lead generation is typically a significant cost factor for a VOI developer. Increases in vacation package sales in one year have resulted, in the following year, in increases in the number of vacations taken and, because VOI sales results are related to vacations taken, increased VOI sales. Historically, approximately 55% of purchasers of vacation packages have not taken their vacations. As of March 31, 1996, approximately 172,000 vacation packages sold by the Company remained unused. Based on the Company's historical experience, approximately 77,000 of such vacation packages are expected to be utilized prior to expiration. The Company encourages usage of the vacation package through continuously upgrading the quality and flexibility in utilizing the package while maintaining the price at a fairly constant rate. Through these practices the Company expects to encourage increased usage of the package and to incur increased costs of marketing, selling and fulfilling the package. As a result, in the future, costs of the package are expected to exceed revenue recognized from vacation package sales. The Company expects that this shortfall will be more than offset by earnings from increased levels of VOI sales. The Company experienced decreases in vacation packages sold during the last quarter of 1995 and the first quarter of 1996 and is continuing to diversify its marketing programs beyond the sale of its vacation package certificates to other marketing programs such as referrals, third party certificate programs, in-house and other low cost lead procurement programs with the primary goal to produce a high quality, low cost tour and increased VOI sales.

The Company accounts for the sale of vacation packages by recognizing the revenue from the sale of each vacation package as such vacation is taken, and recognizes the revenue from vacations which are not taken upon expiration of the 18 month period during which the vacations may be taken. To the extent that the 18 month period is extended by the Company, revenues and related expenses from the sales of such extended vacation packages, including the nominal extension fees, are not recognized until either the time that the vacation is taken or upon expiration of the applicable extension period. Because a significant percentage of the vacations sold are not taken by customers, and the right to take vacations expires 18 months after the sale, increases or decreases in vacation package sales levels during any fiscal period will have a corresponding effect on the Company's statement of operations during the period 18 months following the sale of such vacation packages. Thus, in periods of rising sales of vacation packages, the Company may experience lower levels of revenues from vacation packages if the prior year had significantly lower levels of vacation package sales. Although the Company generates substantial revenues from the sale of vacation packages, including the sale of vacations that are not taken, the Company's earnings are primarily derived from the sale of VOIs.

Generally, VOIs are sold under contracts requiring a 10% down payment and monthly installments for periods of up to 7 years. VOI revenue is primarily recognized when a 10% down payment has been received and the 10 day rescission period has expired. During the 10 day rescission period, a customer may cancel for any reason and have the down payment returned. Revenue relating to sales of VOIs in projects under development is recognized using the percentage of completion method. Under this method, the portion of revenues applicable to costs incurred, as compared to total estimated construction and acquisition costs, is recognized in the period of sale. The remaining revenue is deferred and recognized as the remaining costs are incurred. As the Company is currently in the early stage of development of several new projects, it is anticipated that certain VOI sales in these projects will generate deferred revenue as the Company is selling at a more rapid pace then the completion of the related VOI units.

On October 31, 1995, the status of certain of the Affiliated Companies as S Corporations terminated for federal and state income tax purposes. At such time, income taxes primarily relating to installment sales and deferred revenue became a net liability of the Company. As of December 31, 1995, such liability was approximately $3.1 million. It is anticipated that the Company will pay these taxes over the next seven years as the installments to which the deferred revenues relate are received.

The following table sets forth for the periods indicated key items of the Company's financial statements expressed as a percentage of the Company's total revenues:

                                                   PERCENTAGE OF TOTAL REVENUES

                                                   THREE MONTHS ENDED MARCH 31,
                                                   ----------------------------
                                                          1996          1995
                                                          ----          ----
Vacation packages                                         42.5%         51.8%
Vacation ownership interests                              41.2 (1)      30.3
Commissions earned on marketing agreements                 1.4           6.6
Resort operations and other                               10.4           8.0
Interest earned on mortgages receivable                    4.5           3.3
Net income/Pro forma net income                            3.8 (1)       7.7 (2)

(1) Does not include deferred revenues and related net income from sales of VOIs deferred for financial statement reporting purposes.
(2) Reflects the effect on historical statement of operations data, assuming the Company had been treated as a C corporation rather than as an S corporation for income tax purposes.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1996 COMPARED TO THREE MONTHS ENDED MARCH 31, 1995

The Company experienced a 19.9% increase in the number of vacation packages used during the first quarter of 1996 compared to the first quarter of 1995 and continued to experience an increasing level of VOI sales from Company-owned resort properties. The Company's total revenues for the three months ended March 31, 1996 were $38.6 million, an increase of $12.0 million or 45.1% from revenues of $26.6 million for the comparable period in 1995. In addition, the Company sold 26,342 vacation packages during the three months ended March 31, 1996, compared to 38,750 during the three months ended March 31, 1995. As of March 31, 1996, the Company had approximately 172,000 unused vacations included in deferred revenues-vacation packages which, combined with the utilization of new vacation packages to be sold by the Company, should generate substantially increasing VOI sales over the next eighteen months if inventory is available and the Company's efficiency in generating sales is maintained.

The Company recognized revenues from the sale of vacation packages of $16.4 million during the first quarter of 1996, an increase of approximately $2.6 million or 18.8% from $13.8 million during the first quarter of 1995. This increased sales volume was due in part to an increase in the number of vacations taken (19.9% increase) as well as an increase in ancillary revenues from various vacation upgrades. These increases include the recognition of higher revenues upon the expiration of vacation packages in the first quarter of 1996 than during the first quarter of 1995. Vacation package revenues decreased as a percentage of total revenues to 42.5% in the first quarter of 1996 compared to 51.8% during the first quarter of 1995, primarily due to a $7.8 million increase in the sale of VOIs in Company owned resorts. The cost of vacation packages increased to $19.0 million in the quarter ended March 31, 1996 from $13.0 million in the quarter ended March 31, 1995. Included in the cost of vacation packages are the direct cost of providing hotel accommodations and cruises, commissions paid to telephone marketing representatives, mailing and telephone costs, rent, salaries paid to employees involved in reservations, verification and confirmation activities and customer service, processing fees and expenses relating to lead generation. As a result of the foregoing, the Company recorded a loss of $2.5 million from the sale of vacation packages during the 1996 quarter, compared to income from the sale of vacation packages of $800,000 in the 1995 quarter. The Company will continue to emphasize customer service and increased fulfillment costs providing the results are an increased tour flow and more efficient VOI sales. The Company sold 26,342 vacation packages in the three months ended March 31, 1996, a decrease of 12,408 vacation packages sold or 32.0% from the comparable period in 1995. If, as has been the case in the past, a significant number of vacations are not taken, the revenue from such vacation packages will be recognized during the third quarter of 1997. The number of vacations taken in the first quarter of 1996 increased by 19.9% to 14,680 from 12,242 vacations taken during the first quarter of 1995.

The Company sold 1,315 VOIs in completed units and 375 VOIs in pre-construction units at Company owned properties or property sold under a purchase agreement during the quarter ended March 31, 1996, compared to 686 VOIs in Company-owned completed units during the first quarter of 1995. This represents an increase in sales volume of Company owned VOIs of 96.7% (including pre-construction sales) in the first quarter of 1996 over the first quarter of 1995 and represents 41.2% of total revenues in the 1996 quarter (exclusive of deferred revenues from sales in pre-construction units) and 30.4 % of total revenues in the 1995 quarter. This increase reflects the acquisition and development by the Company of additional resort properties beginning in 1994 and the shift in the Company's emphasis from selling VOIs in resort properties owned by other developers to selling VOIs in its own resort properties, which VOI sales are more profitable. The Company derived revenues from the sale of VOIs of $20.1 million in the three months ended March 31, 1996, of which $15.9 million was derived from the sales of VOIs in completed units and was recorded as earned revenue and $4.2 million was derived from the sales of VOIs in pre-construction units and was recorded as deferred revenue-VOIs on the Company's balance sheet. The Company derived revenues of $8.1 million from the sales of VOIs in completed units in the quarter ended March 31, 1995. The costs of the VOIs sold by the Company and recorded as earned revenues increased to $8.4 million exclusive of deferred costs related to pre-construction VOI sales in the first quarter of 1996 from $4.4 million in the first quarter of 1995, reflecting the higher level of VOI sales. The deferred costs related to VOI's under development approximated an additional $2.3 million. The cost of VOIs sold consists primarily of the direct costs of the units in which VOIs are sold, marketing expenses, including sales commissions and other marketing costs and sales and support expenses directly related to the sale of VOIs. The cost of VOIs sold as a percentage of revenues derived from the sale of VOIs decreased to 52.5% in the three months ended March 31, 1996 from 54.6% in the comparable quarter in 1995, due in part to slightly lower product costs on completed VOI units. In addition, vacation package costs increased in part due to the continued emphasis on providing qualified tours for the VOI sales effort.

The Company's continued development of Company-owned resort properties and sale of VOIs in such properties resulted in a decrease in commissions received in connection with the sale of VOIs for other developers. The Company derived revenues from such commissions of $542,000 in the three months ended March 31, 1996, a decrease of $1.2 million or 69.2% from the three months ended March 31, 1995. Furthermore, commissions as a percentage of revenues decreased to 1.4% in the quarter ended March 31, 1996 from 6.6% in the three months ended March 31, 1995. Commissions and related expenses under marketing agreements decreased to $296,000 in the first quarter of 1996 from $1.0 million in the first quarter of 1995. Such expenses as a percentage of revenues from commissions decreased to 54.5% in the first three months of 1996 from 57.1% in the first three months of 1995 as a result of a sustained level of fixed expenses and a decrease in commission revenue, reflecting the Company's shift in its emphasis from selling VOIs in properties owned by other developers to selling VOIs in Company-owned resort properties. The vacation package costs of providing tours to the Star Island property have been recorded as vacation package costs while the VOI sales revenues generated from these tours have been deferred.

The Company's revenues from resort and other operations increased to $4.0 million in the quarter ended March 31, 1996 from $2.1 million in the quarter ended March 31, 1995, primarily as a result of an increase in the occupancy rate and food and beverage sales at the Port Lucaya Resort and Yacht Club, operations at the PALM AIRE RESORT & SPA which was acquired in the second quarter of 1995 and the commencement of operations at the SANTA BARBARA RESORT AND YACHT CLUB. The cost of resort operations increased to $3.9 million in the first quarter of 1996 from $2.0 million in the first quarter of 1995. Such costs as a percentage of revenues from resort and other operations increased to 97.4% in the 1996 quarter from 95.0% in the 1995 quarter. This increase in costs was primarily the result of the Company's commencement of operations at the PALM AIRE RESORT AND SPA and commencement of operations at SANTA BARBARA RESORT AND YACHT CLUB. General and administrative expenses, consisting primarily of expenses relating to corporate overhead including costs related to the Company's expansion of its information systems department, as well as executive compensation, increased to $2.8 million in the three months ended March 31, 1996 compared to $2.1 million the three months ended March 31, 1995, and amounted to approximately 7.3% of the Company's total revenues during the quarter ended March 31, 1996 as compared to approximately 8.0% of the Company's total revenues during the quarter ended March 31, 1995.

The provision for doubtful accounts increased to $197,000 for the three months ended March 31, 1996 from $114,000 for the three months ended March 31, 1995. This increase was due to the increased provision against mortgages receivable resulting from the increased mortgage balance.

Depreciation and amortization expense increased 74.0% to $569,000 for the quarter ended March 31, 1996 from $327,000 for the quarter ended March 31, 1995, primarily due to increased purchases of computer hardware, software and other equipment during 1995 and the first quarter of 1996.

As a result of the continued increase in sales of VOIs and the proportionate increase of VOIs sold in Company-owned properties since 1993, the Company's interest income from financing activities increased to $1.7 million for the quarter ended March 31, 1996 from $875,000 for the quarter ended March 31, 1995. This approximated 4.5% of revenues during the first quarter of 1996 as compared to 3.3% of revenues during the similar period the prior year. This increase was partially offset by interest paid on increased borrowings against loans hypothecated by the Company to unaffiliated lenders of $529,000 during the first quarter of 1996 compared to $351,000 during the first quarter of 1995. At March 31, 1996, the Company had a portfolio of 7,984 loans to VOI purchasers, which loans had a weighted average maturity of 5.4 years, and a weighted average interest rate of 16.3%, compared to a weighted average interest rate of 11.2% on borrowings against loans hypothecated by the Company to unaffiliated lenders. The Company has historically derived substantial income from its financing activities.

As a result of the foregoing, the Company's net income was $1.5 million for the quarter ended March 31, 1996, a decrease of $558,000 or 27.2% from proforma net income of $2.0 million for the quarter ended March 31, 1995.

LIQUIDITY AND CAPITAL RESOURCES

The Company offers financing to the purchasers of VOIs in the Company's resort properties who make a down payment generally equal to at least 10% of the purchase price. This financing bears interest at fixed rates, unless the down payment equals at least 50% of the purchase price and the purchaser agrees to pay the balance of the purchase price within one year from the date of purchase, in which case the Company's loan bears no interest. This financing is collateralized by a mortgage on the underlying VOI. The Company has entered into agreements with three lenders for the financing of customer receivables which provide an aggregate of up to approximately $78.0 million of available financing, of which $19.3 million was outstanding as of March 31, 1996, to the Company bearing interest at variable rates tied to the "prime" rate plus 1.75% to 3.25% or a rate ranging between 425 and 475 basis points over LIBOR. Included in this availability is up to $17.0 million of pre-sale financing, none of which is currently outstanding. A significant portion of this indebtedness has been guaranteed by Ralph Muller, the Chairman, Chief Executive Officer and majority shareholder of the Company. Under these arrangements, the Company hypothecates, or pledges as security, qualified purchaser promissory notes to these lenders, who lend the Company 75% to 85% of the principal amount of such notes or, in the case of pre-sale financing, 60% to 65% of the principal amount of such notes. Payments under these promissory notes are made by the purchaser borrowers directly to a 'lockbox,' or payment processing center, and such payments are credited against the Company's outstanding balance with the respective lenders. Of the aggregate availability of $78.0 million, $7.5 million of such financing is a revolving loan with scheduled availability until May 1996; $30.0 million of such financing is a revolving loan with scheduled availability until December 1997; $5.0 million of such financing is a revolving loan with scheduled availability until May 1996; $15.0 million of such financing is a revolving loan with scheduled availability until June 1997; $15.0 million of such financing is a revolving loan scheduled to terminate March 1998; and $5.0 million of such financing is a revolving loan with scheduled availability until September 1997. After the respective termination of the availability period, the respective outstanding borrowings under the aggregate agreements are required to be repaid over a period of five to eight years. The Company believes that, for the four presently active selling resorts, it has substantial loan availability to provide financing of new VOI purchases through mid 1997. The Ocean Ranch Vacation Group has obtained a commitment from a lender to provide approximately $12,700,000 for the construction and renovation of the Ocean Ranch resort although it has not yet entered into a definitive agreement with respect to such financing. Although the Company believes it can obtain additional financing from other lenders if necessary, other than as set forth herein, it does not presently have binding agreements to extend the terms of such financing or for any replacement financing, and there can be no assurance that alternative or additional arrangements can be made on terms that are satisfactory to the Company. Accordingly, future sales of VOIs may be limited by both the availability of funds to finance the initial negative cash flow that results from sales that are financed by the Company and by reduced demand which may result if the Company is unable to provide financing to purchasers of VOIs. If the Company is required to sell its customer receivables, discounts from the face value of such receivables may be required. At March 31, 1996, the Company had a portfolio of 7,984 loans to VOI purchasers, which loans had a weighted average maturity of approximately
5.4 years, and a weighted average interest rate of 16.3%, compared to a weighted average interest rate of 11.2% on borrowings against loans hypothecated by the Company to unaffiliated lenders. The Company has historically derived substantial income from its financing activities.

The Company also requires funds to finance the future purchases of and improvements to resort properties. Such capital has been, and is anticipated to continue to be, provided from operations and from secured term loans under existing credit facilities, as well as from the proceeds of the IPO ("Initial Public Offering"). The Company presently has no commitments to make capital expenditures other than (i) the payment of $3.4 million to fund construction expenses relating to the KEY WEST phase at the SEA GARDENS BEACH AND TENNIS RESORT, which funds are being provided to the Company under a credit facility by Sun Trust /South Florida, N.A. ('Sun Trust'), (ii) $4.75 million to finance the estimated expenses related to the conversion of units at the PALM AIRE RESORT AND SPA for sale as VOIs, which funds are being provided to the Company pursuant to a credit facility by Bank Atlantic, (iii) $12.7 million to finance the estimated expenses related to the conversion costs of the OCEAN RANCH resort for sale as VOI's, which funds are expected to be provided to the Company by a third party lender. The indebtedness under the credit facility provided by Sun Trust has also been personally guaranteed by Mr. Muller as well as a $ 1.2 million construction facility loan provided by Sun Trust for the SANTA BARBARA RESORT AND YACHT CLUB, which construction has been substantially completed.

The Company intends to continue to provide financing to purchasers of VOIs and to obtain funds to finance the negative cash flow resulting from the payment of sales commissions and other selling expenses and to make release payments on bank indebtedness relating to development of its resort properties. For the quarters ended March 31, 1996 and 1995, the Company derived interest income of $1.7 million and $875,000 respectively, from the financing of purchaser notes receivable and incurred interest expense of $529,000 and $351,000, respectively, relating to loans secured by notes hypothecated to these unaffiliated lenders. If the Company utilizes a significant portion of the IPO proceeds to finance the initial negative cash flow instead of borrowing, the spread between its interest income and interest expense will continue to increase.

During the quarters ended March 31, 1996 and 1995, the Company's operating activities used approximately $1.7 million and provided approximately $3.3 million, respectively, in cash and its investing activities used approximately $6.1 million and $2.3 million, respectively, in cash. During these periods $8.7 million and $320,000, respectively, was provided through the Company's financing activities, resulting in a net increase in cash and cash equivalents of $9.5 million in the first quarter of 1996 and $1.9 million during the first quarter of 1995.

The Company completed an Initial Public Offering of its Common Stock in December 1995, which provided net proceeds to the Company of approximately $8.1 million. In January 1996, the Company received additional net proceeds of approximately $1.2 million in connection with the exercise of the underwriter's over-allotment option.

At December 31, 1995, the Company recorded an accrued distribution for taxes in the amount of $3,388,205. This accrual, payable to the majority shareholder, was the result of the conversion of all of the Company's S Corporations to C Corporations. This amount represents taxes, payable by the majority shareholder, resulting from earnings of the S Corporations prior to the termination of such elections. The Company will be required to fund this distribution during 1996. During the first quarter of 1996, the Company funded approximately $850,000 of distributions. The Company believes that it will be able to pay the balance of this amount from funds generated by operations.

The Company believes that funds from operating and financing activities, borrowings under its existing credit facilities and the net proceeds from the Initial Public Offering are sufficient to satisfy its contemplated cash requirements through 1996, and that its long-term financing requirements will be met through operating and financing activities in the normal course of its business and, if deemed necessary or appropriate, through additional financings.

The foregoing Management's Discussion and Analysis contains various "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933 which represent the Company's expectations or beliefs concerning future events, including, but not limited to, statements regarding increased sales of VOIs in Company owned resorts and the sufficiency of the Company's cash flow, as well as receivables financings, for its future liquidity and capital resource needs. These forward looking statements are further qualified by important factors that could cause actual results to differ materially from those in the forward looking statements. These factors include, without limitation, the Company's ability to continue to develop and market resort properties, increases in marketing costs, the availability of favorable financing agreements, increases in sales of vacation packages, fluctuations in interest rates and the effects of governmental regulation. Results actually achieved may differ materially from expected results included in these statements as a result of these or other factors.

PART II     OTHER INFORMATION

   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.


   a.       Exhibits:

            NONE

   b.       Reports on Form 8-K:

            NONE

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


VACATION BREAK U.S.A., INC.

By:      /S/ RALPH P.MULLER
         Ralph P. Muller
         Chairman of the Board and Chief Executive Officer

Date:    May 13, 1996

By:      /S/ KEVIN M. SHEEHAN
         Kevin M. Sheehan
         President

Date:    May 13, 1996

By:      /S/ HENRY M. CAIRO
         Henry M. Cairo
         Chief Financial Officer and Chief Operating Officer

Date:    May 13, 1996