Form 10-Q
period 1996-06-30
VACATION BREAK USA INC
filed 1996-08-14
CIK 946733

SECURITIES AND EXCHANGE COMMISSION

                                    FORM 10-Q

                             WASHINGTON, D.C. 20549

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

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

                          ----------------------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No ____

The number of shares outstanding of registrant's common stock at August 9, 1996 was 8,570,000 shares.

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)

                           VACATION BREAK U.S.A., INC.

                                      INDEX

                                                                         Page
                                                                          NO.

PART I        FINANCIAL INFORMATION:

   ITEM 1.    FINANCIAL STATEMENTS

              Condensed Consolidated Balance Sheets as of

              June 30, 1996 and December 31, 1995                           3

              Condensed Consolidated Statements of Operations for the

              three and six month periods ended June 30, 1996 and 1995      4

              Condensed Consolidated Statement of Cash Flows for the

              six month periods ended June 30, 1996 and 1995                5

              Notes to Condensed Consolidated Financial Statements          6

   ITEM 2     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

              CONDITION AND RESULTS OF OPERATIONS                           8

PART II       OTHER INFORMATION

   ITEM 4     SUBMISSION OF MATTER TO A VOTE OF SECURITY-HOLDERS           19

   ITEM 6     EXHIBITS AND REPORTS ON FORM 8-K                             19

                Signatures                                                 20

Part I  FINANCIAL INFORMATION

Item 1  FINANCIAL STATEMENTS

                      VACATION BREAK U.S.A., INC. AND SUBSIDIARIES
                         CONDENSED CONSOLIDATED BALANCE SHEETS

                                         ASSETS

                                                                                    June 30,         December 31,
                                                                                      1996               1995

                                                                                   (Unaudited)
  Cash and cash equivalents                                                          $7,745,361       $8,499,386
  Certificates of deposit                                                               118,310          747,817
  Restricted cash                                                                     3,034,344        4,090,766
  Cash in escrow from vacation ownership interests sales                             15,418,569       10,580,907
  Mortgages receivable on vacation ownership interests sales - net                   61,550,037       45,423,680
  Receivables - net                                                                   4,344,964        3,381,460
  Vacation ownership interests held for sale                                         11,862,090       16,550,392
  Vacation ownership interests - real estate and development costs                    8,736,539        1,752,230
  Prepaid expenses and other assets                                                   4,938,886        4,529,952
  Investment in Port Lucaya Resort Company Limited                                    1,659,417        1,584,417
  Due from unconsolidated affiliate                                                     109,273           84,050
  Property and equipment - net                                                       10,729,332        9,866,702
                                                                                    -----------    -----------------

TOTAL ASSETS                                                                       $130,247,122      $107,091,759
                                                                                   ==============   ===============
                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                      June 30,         December 31,
                                                                                        1996               1995

                                                                                     (Unaudited)

  Accounts payable and accrued liabilities                                          $ 14,620,048       $10,240,733
  Due to unconsolidated affiliates                                                       492,552           522,607
  Notes and mortgages payable                                                         41,535,333        28,900,694
  Note payable to unconsolidated affiliate                                               560,000           560,000
  Capital lease obligations                                                            1,591,795         1,320,695
  Deferred income taxes                                                                5,908,683         2,498,088
  Advance deposits                                                                     3,388,152         4,369,244
  Deferred revenues - vacation packages                                               21,967,959        20,534,417
  Deferred revenues - vacation ownership interests                                     1,512,968         9,233,181
  Due to affiliate of joint ventures                                                   7,125,457         6,227,875
  Tax distribution payable to majority stockholder                                     2,257,412         3,388,205
  Minority interest in joint ventures                                                  2,418,345            37,222
                                                                                     -------------     ---------------

     Total Liabilities                                                               103,378,704        87,832,961
                                                                                   ==============   ===============

Commitments and contingencies

Stockholders' Equity:

  Preferred stock ($ .01 par value; 25,000,000 shares authorized;
     no shares issued and outstanding)

  Common stock ($ .01 par value; 25,000,000 shares authorized; 8,570,000 shares issued and outstanding at June 30, 1996 and

     8,300,000 shares issued and outstanding at December 31, 1995)                        85,700            83,000
  Additional paid in capital                                                          13,269,257        12,089,288
  Retained earnings                                                                   13,513,461         7,086,510
                                                                                    ---------------    ---------------

       Total Stockholders' Equity                                                     26,868,418       19,258,798
                                                                                    --------------     ---------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                          $130,247,122     $107,091,759
                                                                                 ==================  =================
         See accompanying notes to condensed consolidated financial statements

                      VACATION BREAK U.S.A., INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      FOR THE THREE AND SIX MONTHS ENDED JUNE 30,
                                      (UNAUDITED)

                                                                        Three Months Ended               Six Months Ended
                                                                               June 30,                        June 30,
                                                                  ----------------------------   ------------------------------

                                                                  1996              1995               1996               1995
                                                                  ----------------------------  --------------------------------
REVENUES:

    Vacation ownership interests                               $32,908,826        $9,876,872       $48,825,826       $17,967,872
    Vacation packages                                           17,759,659        14,500,458        34,195,659        28,298,458
    Resort operations and other                                  3,543,025         2,802,268         7,547,025         4,931,268
    Interest earned on mortgages receivable                      1,998,721           976,815         3,732,720         1,851,815
    Commissions earned on marketing agreements                     526,957         1,536,280         1,068,957         3,297,280
                                                                --------------   --------------   ---------------   ----------------

                                                                56,737,188        29,692,693        95,370,187        56,346,693
                                                                --------------  ---------------   ---------------  -----------------
COSTS AND OPERATING EXPENSES:

    Vacation ownership interests                                18,610,954         5,500,810        26,971,954        9,920,810
    Vacation packages                                           20,964,715        15,496,572        39,954,715       28,491,572
    Resort operations and other                                  3,657,138         2,777,700         7,558,138        4,800,700
    Interest expense on financed mortgages receivable              499,557           381,918         1,028,557          732,918
    Commissions and related expenses on marketing agreements       399,698         1,019,248           695,698        2,025,248
    Interest expense - other                                       119,282           130,811           585,282          228,811
    General and administrative                                   3,593,209         1,839,760         6,432,209        3,983,760
    Provision for doubtful accounts                                458,208           662,808           655,208          776,808
    Depreciation and amortization                                  519,680           413,501         1,088,680          740,501
                                                               ---------------  --------------   -----------------  ----------------

                                                                48,822,441        28,223,128        84,970,441       51,701,128
                                                               --------------- ----------------  -----------------  ---------------
INCOME FROM OPERATIONS BEFORE INCOME TAXES,
MINORITY INTEREST AND EQUITY IN EARNINGS (LOSS) OF AFFILIATES    7,914,747         1,469,565         10,399,746       4,645,565
Minority interest in earnings of joint ventures                   (208,964)                -           (578,964)
Equity in earnings of Port Lucaya Resort Company Limited            45,000            40,925             75,000          80,925
                                                               ----------------  ---------------  ----------------  ---------------
Income before income taxes                                       7,750,783         1,510,490          9,895,782       4,726,490
Income tax (expense) benefit                                    (2,811,833)          279,000         (3,468,833)        561,000
Pro forma income tax provision (expense)                                 -          (853,000)                        (2,305,000)
                                                               ----------------  ----------------  ---------------  ---------------

NET INCOME                                                      $4,938,950          $936,490        $6,426,949        $2,982,490
                                                                =============  ==================  ==============  =================

NET INCOME PER SHARE - PRIMARY                                       $0.56             $0.14             $0.73             $0.46
                                                                =============  ==================  ==============  =================
NET INCOME PER SHARE - FULLY DILUTED                                 $0.55             $0.14             $0.72             $0.46
                                                                =============  ==================  ==============  =================
Weighted average common shares and common stock equivalents
outstanding
 - Primary                                                       8,865,391          6,500,000         8,756,236        6,500,000
                                                                =============  ==================  ================  ===============
 - Fully diluted                                                 8,978,918          6,500,000         8,914,403        6,500,000
                                                                ==============  =================  ================  ===============









         See accompanying notes to condensed consolidated financial statements

                      VACATION BREAK U.S.A., INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           FOR THE SIX MONTHS ENDED JUNE 30,
                                      (UNAUDITED)

June 30,

                                                                                                      1996                1995
                                                                                                ---------------        ------------

cash flows from operating Activities:

Net Income                                                                                       $ 6,426,949              $5,287,490
Adjustments to reconcile net income to net
cash (used in) provided by operating activities:

Depreciation and amortization                                                                      1,088,680                 740,501
Equity in (earnings) of Port Lucaya Resort Company Limited                                           (75,000)               (80,925)
Provision for deferred taxes                                                                       3,410,595

Changes in operating assets and liabilities:

Mortgages receivable on vacation ownership interests sales - net                                (16,126,357)             (7,678,339)
Receivables - net                                                                                  (963,504)               (633,903)
Vacation ownership interests held for sale                                                        4,688,302               1,644,967
Vacation ownership interests - real estate and development costs                                 (6,984,309)             (7,724,644)
Prepaid expenses and other assets                                                                  (408,934)             (2,059,049)
Due to/from unconsolidated affiliates - net                                                         (55,278)                234,077
Accounts payable and accrued liabilities                                                          4,379,985               1,594,162
Deferred revenues - vacation ownership interests                                                 (7,720,213)              4,424,130
Deferred income - vacation packages                                                               1,433,542               1,185,501
Deferred tax assets                                                                                    --                  (549,400)
Income tax receivable                                                                                  --                   (11,600)
Advance deposits                                                                                   (981,092)              1,699,387
Minority interest in earnings of joint ventures                                                     578,964                    --
                                                                                               ------------            ------------

Net cash used in operating activities                                                           (11,307,670)             (1,927,645)
                                                                                               ------------            ------------
Cash Flows from Investing Activities:
Purchases of property and equipment                                                              (1,951,310)             (2,291,888)
Additions to restricted cash                                                                     (2,478,894)             (3,816,546)
Releases of restricted cash                                                                       3,535,316               2,567,148
Increase in cash in escrow for vacation ownership interests

sales - net                                                                                      (4,837,662)             (3,148,005)
Maturities of certificates of deposit                                                               629,507                 313,634
                                                                                               ------------            ------------

Net cash used in investing activities                                                            (5,103,043)             (6,375,657)
                                                                                               ------------            ------------
Cash Flows from Financing Activities:

Borrowings of notes and mortgages payable                                                        23,887,334              10,871,851
Repayments of notes and mortgages payable                                                       (11,252,695)             (2,757,725)
Borrowings from affiliate of joint ventures                                                         897,583               2,686,725
Joint venture partner's capital contributions                                                     1,802,159
Borrowing on capital lease obligations                                                              457,272                    --
Payments on capital lease obligations                                                              (186,172)               (171,603)
Stockholder's contributions                                                                                                (976,250)
Stockholder's income tax distributions                                                           (1,130,793)                   --
Proceeds from issuance of common stock                                                            1,182,000                   1,500
                                                                                               ------------            ------------
Net cash provided by financing activities                                                        15,656,688               9,654,498
                                                                                               ------------            ------------

Net (decrease) increase in cash and cash equivalents                                               (754,025)              1,351,196
Cash and cash equivalents at beginning of period                                                  8,499,386                 616,906
                                                                                               ------------            ------------


Cash and cash equivalents at end of period                                                     $  7,745,361            $  1,968,102
                                                                                             ================          ============


         See accompanying notes to condensed consolidated financial statements

                  VACATION BREAK U.S.A., INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

1.       GENERAL

         Vacation Break U.S.A., Inc. and its subsidiaries (the "Company") are engaged in the sale of vacation packages, hotel operations and the renovation, construction, sale and financing of vacation ownership interests (VOIs). At June 30, 1996, the consolidated financial statements include the accounts of Vacation Break U.S.A., Inc. and its subsidiaries.

         During the six months ended June 30, 1996, two new companies were included in the consolidated financial statements.

               In January 1996, Vacation Break Resorts at Ocean Ranch, Inc., a
              Florida Corporation wholly-owned by the Company was formed for the purpose of acquiring a 55% interest in Ocean Ranch Vacation Group, a Florida general partnership (the "Ocean Ranch Vacation Group"). During January 1996, Ocean Ranch Vacation Group, acquired the Ocean Ranch resort located in Pompano, Florida, for a purchase price of $ 3.3 million. This property was acquired for the purpose of constructing 5,148 VOI weeks. The Company anticipates commencing presales in the fall of 1996. During the six month period ended June 30, 1996, the venture refinanced its acquisition debt with a lender to provide a $ 12.7 million construction and renovation loan and anticipates construction to commence in September 1996 with completion in the summer of 1997.

         For the year ended December 31, 1995, Vacation Break Resorts at Ocean Ranch, Inc. and Ocean Ranch Vacation Group (a Florida general partnership) had not been formed and, accordingly, did not form part of the consolidated 1995 financial statements.

         In the opinion of management, the unaudited consolidated financial statements include all adjustments and accruals necessary to present fairly the Company's consolidated financial position at June 30, 1996 and the consolidated results of its operations for the six months ended June 30, 1996 and 1995. The interim results of operations are not necessarily indicative of the results which may occur for the year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. All significant intercompany accounts and transactions are eliminated in consolidation. These condensed consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report to Stockholders for the year ended December 31, 1995.

2.       ACCOUNTING ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

                  VACATION BREAK U.S.A., INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

3.       EARNINGS PER SHARE

         Earnings per share are calculated based on the weighted average number of shares of common stock outstanding during each period and, if dilutive, common stock equivalents. The dilutive effect of common stock equivalents for the computation of earnings per share was greater than 3% for the three and six months ended June 30, 1996 and, accordingly, the earnings per share are separately stated as primary and fully diluted. Options and warrants were not granted or outstanding during the six months ended June 30, 1995. During the six months ended June 30, 1996, approximately 200,000 options were granted to employees and 8,000 options were granted to outside directors, none of which were exercised during the period.

4.       COMMITMENTS AND CONTINGENCIES

         The Company has entered into a marketing and purchase agreement with a developer whereby the Company sells VOIs on a presales basis. Revenues relating to presales are recorded as "Deferred Revenues - VOIs" until the project is completed and certificates of occupancy are available for the buyers. At such time, the Company will be required to purchase from the developer all units presold. The units will be simultaneously deeded to the buyers and the related revenues and costs recognized by the Company. At June 30, 1996, the Company was contingently liable to the developer in the amount of $ 262,000 for presold VOIs which sales have been recorded as "Deferred revenue - VOIs" as of June 30, 1996. Such liability has not been reflected in the June 30, 1996 balance sheet.

         In May 1996, the Company entered into an agreement to acquire a minimum of ninety five (with a maximum of one hundred and eight) condominium units on the east coast of Central Florida for the purpose of converting the condominium units into VOIs. If conditions precedent to closing are met, the condominium units will be acquired in the fall of 1996 with sales to commence later in the year. Acquisition, renovation and receivable financing is in the process of being obtained although the Company has not entered into a definitive agreement with respect to such financing.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements, including the notes thereto, contained elsewhere herein.

INTRODUCTION

Prior to 1993, substantially all of the Company's revenues were derived from the sale of vacation packages and from commissions earned on the sale of VOIs in properties owned by other developers. In 1993, the Company began to develop its own properties and sell VOIs in these properties while continuing to sell VOIs in properties owned by other developers, thereby adding a substantial new source of revenues and earnings.

The following table presents key statistics representing VOI activities in properties owned by the Company or are subject to a purchase agreement:

                                              Sea       Santa                  Star     Ocean
                                          Gardens(2)   Barbara    Palm Aire   Island  Ranch(1)   Total
                                          ----------  ---------  ----------  -------- -------- ---------

Number of VOIs available                    11,388      4,680       5,564      5,200    5,148  31,980
Net number of VOIs sold through
  June 30, 1996                              6,719      2,507       1,295 *    1,460 *     -   11,981
Percent sold through
  June 30, 1996                                 59 %       54 %        23 % *     28 % *    0 %    37 %
Net number of VOIs sold during the
  three months ended June 30, 1996             268        489         424 *      552 *     -    1,733
Net number of VOIs sold during the
  six months ended June 30, 1996               573      1,115         808 *      927 *     -    3,423

* Includes units sold at properties where revenue and income recognition were deferred or partially deferred for financial reporting purposes.

(1) Acquired in January 1996 with construction to commence in September 1996 and sales to commence later in 1996.
(2) Includes 4,368 VOI weeks in a planned 84-unit phase, construction of which is intended to commence in September 1996 with sales to commence later in the fall of 1996.



The Company's primary means of attracting prospective purchasers of VOIs is through the sale of its discounted, high-quality vacation packages. In effect, the Company utilizes its vacation package as a major marketing component of its VOI program. As part of the Company's vacation packages, travelers typically take a Company-operated tour of a full amenity vacation resort. Historically, approximately 85% of all vacation packages utilized resulted in a tour of a vacation resort. During the three years ended December 31, 1995 and the six months ended June 30, 1996, approximately 10.0% of all tours taken resulted in the sale of a VOI, and since the Company began selling VOIs in its own properties in March 1993, approximately 11.5% of tours of resort properties owned by the Company resulted in the sale of a VOI. Historically, the total costs of selling and fulfilling the Company's vacation packages approximated or exceeded revenues derived from the sale of such vacation packages, including revenues recognized from vacation packages that are purchased but not utilized upon expiration of the 18 month period following the sale. The Company's vacation package may be utilized by the customer at any time, subject to availability, during the 18 month period following the sale. The Company believes that its vacation package enables the Company to generate quality leads for the sale of VOIs at a significantly lower cost per lead than the majority of its competition. Lead generation is typically a significant cost factor for a VOI developer. Increases in vacation package sales in one year have resulted, in the following year, in increases in the number of vacations taken and, because VOI sales results are related to vacations taken, increased VOI sales. Historically, approximately 55% of purchasers of vacation packages have not taken their vacations. As of June 30, 1996, approximately 160,000 vacation packages sold by the Company remained unused. Based on the Company's historical experience, approximately 72,000 of such vacation packages are expected to be utilized prior to expiration. The Company encourages usage of the vacation package through continuously upgrading the quality and flexibility in utilizing the package while maintaining the price at a fairly constant rate. Through these practices the Company encourages increased usage of the package and expects to continue to incur increased costs of marketing, selling and fulfilling the package. As a result, costs of the package are expected to continue to exceed revenue recognized from vacation package sales. The Company expects that this shortfall will be more than offset by earnings from increased levels of VOI sales. The Company experienced decreases in vacation packages sold during the last quarter of 1995 and the first six months of 1996 and expects this trend to continue. As a result, the Company is continuing to diversify its marketing programs beyond the sale of its vacation package certificates and is emphasizing other marketing programs such as referrals, third party certificate programs, in-house and other moderate cost traditional lead procurement programs with the primary goal to produce a high quality, low to moderate cost tour at a resort property and increase VOI sales. The Company fully expects its lead generation costs to increase modestly while remaining below the majority of its competition.

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

On October 31, 1995, the status of certain affiliated companies as S Corporations terminated for federal and state income tax purposes. At such time, income taxes primarily relating to installment sales and deferred revenue became a net liability of the Company. As of December 31, 1995 and June 30, 1996, such liability was approximately $3.1 million and $ 2.2 million, respectively. It is anticipated that the Company will pay these taxes over the next seven years as the installments to which the deferred revenues relate are received.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1996 COMPARED TO THREE MONTHS ENDED JUNE 30, 1995

The following table sets forth for the periods indicated key items of the Company's financial statements expressed as a percentage of the Company's total revenues:

                                            PERCENTAGE OF TOTAL REVENUES
                                             THREE MONTHS ENDED JUNE 30,
                                             ---------------------------

                                                 1996           1995
                                                 --------  -----------
Vacation ownership interests                     58.0% (1) (3)  33.3% (1)
Vacation packages                                31.3           48.8
Resort operations and other                       6.2            9.4
Interest earned on mortgages receivable           3.5            3.3
Commissions earned on marketing agreements        1.0            5.2
Net income/Pro forma net income                   8.7 (1) (3)    3.2 (1) (2)

                                              GROSS PROFIT PERCENTAGES
                                             THREE MONTHS ENDED JUNE 30,
                                             ---------------------------

                                                 1996           1995
                                                 --------   -----------
Vacation ownership interests                     43.4% (1) (3)  44.3% (1)
Vacation packages                               (18.0)          (6.9)
Resort operations and other                      (3.2)            .9
Interest earned on mortgages receivable          75.0           60.9
Commissions earned on marketing agreements       24.1           33.7

(1) Does not include deferred revenues and related net income from sales of VOIs deferred for financial statement reporting purposes. (2) Reflects the effect on historical statement of operations data, assuming the Company had been treated as a C corporation rather than as an S corporation for income tax purposes. (3) Includes the recognition of sales deferred at the beginning of the period.

The Company's total revenues for the three months ended June 30, 1996 were $56.7 million, an increase of $27.0 million or 90.9% from revenues of $29.7 million for the comparable period in 1995. In addition, the Company sold 17,256 vacation packages during the three months ended June 30, 1996, compared to 44,328 during the three months ended June 30, 1995 reflecting the Company's increased use of third party vacation packages. As of June 30, 1996, the Company had approximately 160,000 unused vacations included in deferred revenues-vacation packages which, combined with the utilization of new vacation packages to be sold by the Company, expects to generate substantially increasing VOI sales over the next eighteen months if inventory is available and the Company's efficiency in generating sales is maintained. Although the Company experienced a 24.7% increase in the number of vacation packages used during the second quarter of 1996 compared to the second quarter of 1995, the Company continued to experience an increasing level of VOI sales from Company-owned resort properties as the result of tours generated from marketing sources other than the Company's vacation packages. Approximately 20% of tours taken during the three month period ended June 30, 1996 were from sources other than the Company's vacation packages.

The Company recognized revenues from the sale of vacation packages of $ 17.8 million during the second quarter of 1996, an increase of approximately $ 3.3 million or 22.8% from $ 14.5 million during the second quarter of 1995. This increased revenue was due to an increase in the number of vacations taken (24.7% increase), as well as an increase in revenues derived from various vacation upgrades. These increases include the recognition of greater revenues upon the expiration of vacation packages in the second quarter of 1996 as compared to the second quarter of 1995. Vacation package revenues decreased as a percentage of total revenues to 31.3% in the second quarter of 1996 compared to 48.8% during the second quarter of 1995,
                                       10
primarily due to a $ 23.0 million increase in the sale of VOIs in Company owned resorts. The cost of vacation packages increased to $ 21.0 million in the quarter ended June 30, 1996 from $15.5 million in the quarter ended June 30, 1995 partially due to the increase in costs associated with fulfilling vacation packages sold by third parties. Included in the cost of vacation packages are the direct cost of providing hotel accommodations and cruises, commissions paid to telephone marketing representatives, mailing and telephone costs, rent, salaries paid to employees involved in reservations, verification and confirmation activities and customer service, processing fees and expenses relating to lead generation. As a result of the foregoing, the Company recorded a loss of $ 3.2 million from the sale of vacation packages during the three months ended June 30, 1996, compared to a loss from the sale of vacation packages of $ 996,000 in the comparable quarter of 1995. The Company will continue to emphasize customer service and incur increased fulfillment costs provided that the results are an increased tour flow and more efficient VOI sales. The Company sold 17,256 vacation packages in the three months ended June 30, 1996, a decrease of 27,072 vacation packages sold or 61.1% from the comparable period in 1995. If, as has been the case in the past, a significant number of vacations are not taken, the revenue from such vacation packages will be recognized during the fourth quarter of 1997. The number of vacations taken in the second quarter of 1996 increased by 24.7% to 17,520 from 14,052 vacations taken during the second quarter of 1995. During the quarter ended June 30, 1996, approximately 80% of all vacation package travelers toured Company owned resorts, a decrease of approximately 5% from the Company's historical experience. The decrease in tours was primarily the result of the Company's reservation system conversion and a fire aboard a third party vendor's cruise ship, which materially altered the itinerary of vacation package travelers. The Company has taken measures to rectify these problems although it expects there will be a less dramatic, but lingering effect into the third quarter of 1996.

The Company sold an aggregate of 1,733 VOIs in completed units and pre-construction units at Company owned properties and at a third party-owned property pursuant to a purchase agreement during the quarter ended June 30, 1996, compared to 686 VOIs in Company-owned completed units during the second quarter of 1995. This represents an increase in sales volume of Company owned VOIs of 152.6% (including pre-construction sales) in the second quarter of 1996 compared to the second quarter of 1995 and represents 58.0% of total revenues in the 1996 quarter (exclusive of deferred revenues from sales in pre-construction units) and 33.3 % of total revenues in the 1995 quarter. This increase reflects the acquisition and development by the Company of additional resort properties beginning in 1994 and the shift in the Company's emphasis from selling VOIs in resort properties owned by other developers to selling VOIs in its own resort properties, which VOI sales are more profitable. The Company recognized revenues from the sale of VOIs of $ 32.9 million in the three months ended June 30, 1996, of which $ 21.0 million was derived from the sales of VOIs in completed units and was recorded as earned revenue and $ 11.9 million was derived from the sales of VOIs in pre-construction units which had been recorded as deferred revenue-VOIs on the Company's balance sheet at March 31, 1996. In comparison, the Company derived revenues of $ 11.1 million from the sales of VOIs in completed units in the quarter ended June 30, 1995, of which $ 9.9 million was recognized as earned revenue and $ 1.2 million was record as "Deferred revenues
- - VOIs" on the Company's balance sheet at June 30, 1995. The costs of the VOIs sold by the Company and recorded as earned revenues increased to $ 18.6 million exclusive of deferred costs related to pre-construction VOI sales in the second quarter of 1996 from $ 5.5 million in the second quarter of 1995, reflecting the higher level of VOI sales. The deferred costs related to VOIs under development were approximately $ 780,000. In addition, the expenses relating to providing tours to the Star Island resort have been recorded as vacation package costs while a portion of the VOI sales revenues generated from these tours have been deferred. The cost of VOIs sold consists primarily of the direct costs of the units in which VOIs are sold, marketing expenses, including sales commissions and other marketing costs and sales and support expenses directly related to the sale of VOIs. The cost of VOIs sold as a percentage of revenues derived from the sale of VOIs increased slightly to 56.6% in the three months ended June 30, 1996 from 55.7% in the three months ended June 30, in 1995, due in part to slightly higher product costs on completed VOI units (primarily at the Star Island Resort).

The reconciliation of VOI sales revenue recorded and deferred revenues is as follows:

                                                                                THREE MONTHS ENDED
                                                                                ------------------

                                                                            JUNE 30, 1996  JUNE 30, 1995
                                                                            -------------- --------------

         VOI sales revenues recorded during the period                      $ 20,973,618    $ 19,153,373
         VOI sales revenues deferred at the beginning of the period           13,448,176        -
         VOI sales revenues deferred at the end of the period                 (1,512,968)     (1,185,501)
                                                                            -------------- ---------------


         VOI sales revenues recognized during the period                    $ 32,908,826    $ 17,967,872

                                                                           ============== ================


The Company's continued emphasis on development of resort properties and the sale of VOIs in such properties resulted in a decrease in commissions received in connection with the sale of VOIs for other developers. The Company derived commission revenues of $ 527,000 in the three months ended June 30, 1996, a decrease of $1.0 million or 65.7% from the three months ended June 30, 1995. Furthermore, commissions as a percentage of revenues decreased to 1.0% in the three months ended June 30, 1996 from 5.2% in the three months ended June 30, 1995. Commissions and related expenses under marketing agreements decreased to $ 400,000 in the second quarter of 1996 from $1.0 million in the second quarter of 1995. Such expenses as a percentage of commission revenues increased to 75.9% in the second quarter of 1996 from 66.3% in the second quarter of 1995 as a result of a sustained level of fixed expenses and a decrease in commission revenue, reflecting the Company's shift in emphasis from selling VOIs in properties owned by other developers to selling VOIs in Company-owned resort properties.

The Company's revenues from resort and other operations increased to $ 3.5 million in the quarter ended June 30, 1996 from $2.8 million in the quarter ended June 30, 1995, primarily as a result of an increase in the occupancy rate and food and beverage sales at the PORT LUCAYA RESORT AND YACHT CLUB, commencement of operations at the PALM AIRE RESORT & SPA, which was acquired in the second quarter of 1995, and the commencement of operations at the SANTA BARBARA RESORT AND YACHT CLUB. The cost of resort operations increased to $ 3.7 million in the second quarter of 1996 from $ 2.8 million in the second quarter of 1995. Such costs as a percentage of revenues from resort and other operations increased to 103.2% in the three months ended June 30, 1996 from 99.1% in the comparable quarter of 1995. This increase in costs was primarily the result of the Company's commencement of operations at the PALM AIRE RESORT AND SPA and at the SANTA BARBARA RESORT AND YACHT CLUB. Historically, the Company has incurred losses during the start-up phase of a new resort.

General and administrative expenses, consisting primarily of expenses related to corporate overhead including substantial costs related to the Company's expansion of its information systems department, as well as executive compensation, increased to $ 3.6 million in the three months ended June 30, 1996 compared to $ 1.8 million in the three months ended June 30, 1995, and amounted to approximately 6.3% of the Company's total revenues during the quarter ended June 30, 1996 as compared to approximately 6.2% of the Company's total revenues during the quarter ended June 30, 1995.

The provision for doubtful accounts decreased to $ 458,000 for the three months ended June 30, 1996 from $ 663,000 for the three months ended June 30, 1995. This provision includes an allowance for doubtful accounts on mortgages receivable as well as commissions receivable on marketing contracts. The portion of the provision for mortgages receivable increased during the three months ended June 30, 1996 as compared to the three months ended June 30, 1995 as a result of the increased mortgage receivables related to increased VOI sales volume. However, during the three months ended June 30, 1996, the portion of the provision for doubtful accounts on commissions receivable decreased significantly from the three months ended June 30, 1995, as the Company continued to deemphasize its sale of VOIs in properties owned by other developers.

Depreciation and amortization expense increased 25.6% to $ 520,000 for the quarter ended June 30, 1996 from $ 414,000 for the quarter ended June 30, 1995, primarily due to increased purchases of computer hardware, software and other equipment.

As a result of the continued increase in sales of VOIs sold in Company-owned properties, the Company's interest income from financing activities increased to $ 2.0 million for the quarter ended June 30, 1996 from $ 977,000 for the quarter ended June 30, 1995. This approximated 3.5% of revenues during the second quarter of 1996 as compared to 3.3% of revenues during the similar period of the prior year. This increase was partially offset by interest paid on increased borrowings against loans hypothecated by the Company to unaffiliated lenders of $ 500,000 during the second quarter of 1996 compared to $ 382,000 during the second quarter of 1995. At June 30, 1996, the Company had a portfolio of 9,194 loans to VOI purchasers, which loans had a weighted average maturity of 5.6 years and a weighted average interest rate of 16.2%, compared to a weighted average interest rate of 10.8% on Company borrowings from unaffiliated lenders secured by VOI mortgages receivable. The Company has historically derived substantial income from its financing activities.

The Company provides a provision for income taxes at an effective rate of 38% of the consolidated net income of Vacation Break U.S.A., Inc. and its consolidated United States subsidiaries. A portion of the consolidated net income includes income from non-taxable Bahamian Corporations. After giving effect to the non-taxable portion of the consolidated net income, the effective tax rate for the three months ended June 30, 1996 was 36.3%.

As a result of the foregoing, the Company's net income was $ 4.9 million for the quarter ended June 30, 1996, an increase of $ 4.0 million or 427% from Pro forma net income of $ 936,000 for the quarter ended June 30, 1995.

RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 1996 COMPARED TO SIX MONTHS ENDED JUNE 30, 1995

The following table sets forth for the periods indicated key items of the Company's financial statements expressed as a percentage of the Company's total revenues:

                                                PERCENTAGE OF TOTAL REVENUES
                                                  SIX MONTHS ENDED JUNE 30,
                                                  -------------------------

                                                     1996           1995
                                                     --------  -----------
Vacation ownership interests                         51.2% (1) (3)  31.9% (1)
Vacation packages                                    35.9           50.2
Resort operations and other                           7.9            8.7
Interest earned on mortgages receivable               3.9            3.3
Commissions earned on marketing agreements            1.1            5.9
Net income/Pro forma net income                       6.7 (1) (3)    5.3 (1) (2)

                                                  GROSS PROFIT PERCENTAGES
                                                  SIX MONTHS ENDED JUNE 30,
                                                  -------------------------

                                                     1996           1995
                                                     -------     ----------
Vacation ownership interests                         44.8% (1) (3)  44.8% (1)
Vacation packages                                   (16.8)          (0.7)
Resort operations and other                          (0.1)           2.6
Interest earned on mortgages receivable              72.4           60.4
Commissions earned on marketing agreements           34.9           38.6

(1) Does not include deferred revenues and related net income from sales of VOIs deferred for financial statement reporting purposes.
(2) Reflects the effect on historical statement of operations data, assuming the Company had been treated as a C corporation rather than as an S corporation for income tax purposes.
(3) Includes the recognition of sales deferred at the beginning of the period.

The Company's total revenues for the six months ended June 30, 1996 were $95.4 million, an increase of $39.1 million or 69.4% from revenues of $56.3 million for the comparable period in 1995. The Company sold 43,598 vacation packages during the six months ended June 30, 1996, compared to 83,078 during the six months ended June 30, 1995 reflecting the Company's change to increased use of third party vacation packages. As of June 30, 1996, the Company had approximately 160,000 unused vacations included in deferred revenues-vacation packages which, combined with the utilization of new vacation packages to be sold by the Company as well as sales tours generated from marketing sources other than the Companies vacation packages, are expected to generate substantially increasing VOI sales over the next eighteen months if inventory is available and the Company's efficiency in generating sales is maintained. The Company experienced a 22.4% increase in the number of vacation packages used during the first six months of 1996 compared to the first six months of 1995 and continued to experience an increasing level of VOI sales from Company-owned resort properties. Approximately 20% of tours taken during the six months ended June 30, 1996 were from sources other than the Company's vacation packages.

The Company recognized revenues from the sale of vacation packages of $34.2 million during the first six months of 1996, an increase of approximately $5.9 million or 20.8% from $28.3 million during the first six months of 1995. This increased revenue was due to an increase in the number of vacations taken (22.4% increase), as well as an increase in revenues derived from various vacation upgrades. These increases include the recognition of greater revenues upon the expiration of vacation packages in the first six months of 1996 as compared to the first six months of 1995. Vacation package revenues decreased as a percentage of total revenues to 35.9% in the first six months of 1996 compared to 50.2% during the first six months of 1995, primarily due to a $30.9 million increase in the sale of VOIs in Company owned resorts. The cost of vacation packages increased to $40.0 million in the six months ended June 30, 1996 from $28.5 million in the six months ended June 30, 1995 primarily due to the increase in costs associated with fulfilling vacations sold by third parties. Included in the cost of vacation packages are the direct cost of providing hotel accommodations and cruises, commissions paid to telephone marketing representatives, mailing and telephone costs, rent, salaries paid to employees involved in reservations, verification and confirmation activities and customer service, processing fees and expenses relating to lead generation. As a result of the foregoing, the Company recorded a loss of $5.8 million from the sale of vacation packages during the first six months of 1996, compared to a loss from the sale of vacation packages of $193,000 in the first six months of 1995. The Company will continue to emphasize customer service and incur increased fulfillment costs provided that the results are an increased tour flow and more efficient VOI sales. The Company sold 43,598 vacation packages in the six months ended June 30, 1996, a decrease of 39,480 vacation packages sold or 47.5% from the comparable period in 1995. If, as has been the case in the past, a significant number of vacations are not taken, the revenue from such vacation packages will be recognized during the third and fourth quarters of 1997. The number of vacations taken in the first six months of 1996 increased by 22.4% to 32,200 from 26,294 vacations taken during the first six months of 1995. During the six months ended June 30, 1996, approximately 80% of all vacation package travelers toured Company owned resorts, a decrease of approximately 5% from the Company's historical experience. The decrease in tours was primarily the result of the Company's reservation system conversion and a fire aboard a third party vendor's cruise ship, which materially altered the itinerary of vacation package travelers. The Company has taken measures to rectify these problems although it expects there will be a less dramatic, but lingering effect into the third quarter of 1996.

The Company sold an aggregate 3,423 VOIs in completed and pre-construction units at Company owned properties and at a third party owned property pursuant to a purchase agreement during the six months ended June 30, 1996, compared to 1,761 VOIs in Company-owned completed units during the first six months of 1995. This represents an increase in sales volume of Company owned VOIs of 94.4% (including pre-construction sales) in the first six months of 1996 compared to the first six months of 1995 and represents 51.2% of total revenues in the first six months of 1996 (exclusive of deferred revenues from sales in pre-construction units) and 31.9 % of total revenues in the similar period of 1995. This increase reflects the acquisition and development by the Company of additional resort properties beginning in 1994 and the shift in the Company's emphasis from selling VOIs in resort properties owned by other developers to selling VOIs in its own resort properties, which VOI sales are more profitable. The Company recognized revenues from the sale of VOIs of $48.8 million in the six months ended June 30, 1996, of which $41.1 million was derived from the sales of VOIs in completed units and was recorded as earned revenue and $7.7 million was derived from the sales of VOIs in pre-construction units which was recorded as deferred revenue-VOIs on the Company's balance sheet at December 31, 1995. In comparison, the Company derived revenues of $ 19.2 million from the sales of VOIs in completed units in the six months ended June 30, 1995, of which $ 18.0 million was derived from the sales of VOIs in completed units and was recorded as earned revenue and $ 1.2 million was derived from the sales of VOIs in pre-construction units which was recorded as deferred revenue on the Company's balance sheet at June 30, 1995. The costs of the VOIs sold by the Company and recorded as earned revenues increased to $ 27.0 million exclusive of deferred costs related to pre-construction VOI sales in the first six months of 1996 from $ 9.9 million in the first six months of 1995, reflecting the higher level of VOI sales. The deferred costs related to VOIs under development at June 30, 1996 were approximately additional $ 780,000. The cost of VOIs sold consists primarily of the direct costs of the units in which VOIs are sold, marketing expenses, including sales commissions and other marketing costs and sales and support expenses directly related to the sale of VOIs. The cost of VOIs sold as a percentage of revenues derived from the sale of VOIs remained consistent at 55.2% in the six months ended June 30, 1996 and 1995.

The reconciliation of VOI sales revenue recorded and deferred revenues is as follows:

                                                                                 SIX MONTHS ENDED
                                                                                 ----------------


                                                                            JUNE 30, 1996  JUNE 30, 1995
                                                                            -------------- --------------

         VOI sales revenues recorded during the period                      $ 41,105,613    $ 19,153,373
         VOI sales revenues deferred at the beginning of the period            9,233,181        -
         VOI sales revenues deferred at the end of the period                 (1,512,968)     (1,185,501)
                                                                            -------------   -------------
         VOI sales revenues recognized during the period                    $ 48,825,826    $ 17,967,872
                                                                           =============== ==================


The Company's continued emphasis on the development of resort properties and the sale of VOIs in such properties resulted in a decrease in commissions received in connection with the sale of VOIs for other developers. The Company derived commission revenues of $ 1.1 million in the six months ended June 30, 1996, a decrease of $2.2 million or 66.7% from the six months ended June 30, 1995. Furthermore, commissions as a percentage of revenues decreased to 1.1% in the six months ended June 30, 1996 from 5.9% in the six months ended June 30, 1995. Commissions and related expenses under marketing agreements decreased to $696,000 in the first six months of 1996 from $ 2.0 million in the first six months of 1995. Such expenses as a percentage of commission revenues increased to 65.1% in the first six months of 1996 from 61.4% in the first six months of 1995 as a result of a sustained level of fixed expenses and a decrease in commission revenue, reflecting the Company's shift in emphasis from selling VOIs in properties owned by other developers to selling VOIs in Company-owned resort properties.

The Company's revenues from resort and other operations increased to $7.5 million in the six months ended June 30, 1996 from $ 4.9 million in the six months ended June 30, 1995, primarily as a result of an increase in the occupancy rate and food and beverage sales at the PORT LUCAYA RESORT AND YACHT CLUB, commencement of operations at the PALM AIRE RESORT & SPA, which was acquired in the second quarter of 1995, and the commencement of operations at the SANTA BARBARA RESORT AND YACHT CLUB in January 1996. The cost of resort operations increased to $ 7.6 million in the first six months of 1996 from $ 4.8 million in the first six months of 1995. Such costs as a percentage of revenues from resort and other operations increased to 100.1% in the first six months of 1996 from 97.4% in the first six months of 1995. This increase in costs was primarily the result of the Company's commencement of operations at the PALM AIRE RESORT AND SPA and at SANTA BARBARA RESORT AND YACHT CLUB. Historically, the Company has incurred losses during the start-up phase of a new resort.

General and administrative expenses, consisting primarily of expenses related to corporate overhead including substantial costs related to the Company's expansion of its information systems department, as well as executive compensation, increased to $ 6.4 million in the six months ended June 30, 1996 compared to $ 4.0 million in the six months ended June 30, 1995, and amounted to approximately 6.7% of the Company's total revenues during the six months ended June 30, 1996 as compared to approximately 7.1% of the Company's total revenues during the six months ended June 30, 1995.
                                       15

The provision for doubtful accounts decreased to $ 655,000 for the six months ended June 30, 1996 from $ 777,000 for the six months ended June 30, 1995. This provision includes an allowance for doubtful accounts on mortgages receivable as well as commissions receivable on marketing contracts. The portion of the provision for mortgages receivable increased during the six months ended June 30, 1996 as compared to the six months ended June 30, 1995 as a result of the increased mortgage receivables related to increased VOI sales volume. However, during the six months ended June 30, 1996, the portion of the provision for doubtful accounts on commissions receivable decreased significantly from the six months ended June 30, 1995, as the Company continued to deemphasize its sale of VOIs in properties owned by other developers.

Depreciation and amortization expense increased 48.4% to $ 1.1 million for the six months ended June 30, 1996 from $741,000 for the six months ended June 30, 1995, primarily due to increased purchases of computer hardware, software and other equipment.

As a result of the continued increase in sales of VOIs in Company-owned properties, the Company's interest income from financing activities increased to $ 3.7 million for the six months ended June 30, 1996 from $ 1.9 million for the six months ended June 30, 1995. This approximated 3.9% of revenues during the first six months of 1996 as compared to 3.3% of revenues during the similar period of the prior year. This increase was partially offset by interest paid on increased borrowings against loans hypothecated by the Company to unaffiliated lenders of $ 1.0 million during the first six months of 1996 compared to $ 733,000 during the first six months of 1995. At June 30, 1996, the Company had a portfolio of 9,194 loans to VOI purchasers, which loans had a weighted average maturity of 5.6 years and a weighted average interest rate of 16.2%, compared to a weighted average interest rate of 10.8% on Company from unaffiliated lenders secured by VOI mortgages receivable. The Company has historically derived substantial income from its financing activities.

The Company provides a provision for income taxes at an effective rate of 38% of the consolidated net income of Vacation Break U.S.A., Inc. and its consolidated United States subsidiaries. A portion of the consolidated net income includes income from non-taxable Bahamian Corporations. After giving effect to the non-taxable portion of the consolidated net income, the effective tax rate for the six months ended June 30, 1996 was 35.1%.

As a result of the foregoing, the Company's net income was $ 6.4 million for the six months ended June 30, 1996, an increase of $ 3.4 million or 113.3% from Pro forma net income of $ 3.0 million for the six months ended June 30, 1995.

LIQUIDITY AND CAPITAL RESOURCES

The Company offers financing to the purchasers of VOIs in Company owned resort properties who make a down payment generally equal to at least 10% of the purchase price. This financing bears interest at fixed rates, unless the down payment equals at least 50% of the purchase price and the purchaser agrees to pay the balance of the purchase price within one year from the date of purchase, in which case the Company's loan bears no interest. This financing is collateralized by a mortgage on the underlying VOI. The Company has entered into agreements with three lenders for the financing of customer receivables which provide an aggregate of up to approximately $78.0 million of available financing by the Company bearing interest at variable rates tied to the "prime" rate or LIBOR. As of June 30, 1996, approximately $26.6 million was outstanding under such financing agreements. A significant portion of this indebtedness has been guaranteed by Ralph Muller, the Chairman of the Board, Chief Executive Officer and majority shareholder of the Company. Under these financing arrangements, the Company hypothecates, or pledges as security, qualified purchaser promissory notes to these lenders, who lend the Company 75% to 85% of the principal amount of such notes or, in the case of pre-sale financing, 60% to 65% of the principal amount of such notes. Payments under these promissory notes are made by the purchaser borrowers directly to a 'lockbox,' or payment processing center, and such payments are credited against the Company's outstanding balance with the respective lenders. Of the aggregate availability of $78.0 million, $30.0 million of such availability is a revolving loan with scheduled availability until December 1997; $15.0 million of such availability is a revolving loan with scheduled availability until June 1997; $15.0 million of such availability is a revolving loan with scheduled availability until March 1998; and $5.0 million of such availability is a revolving loan with scheduled availability until September 1997. In addition, during the six months ended June 30, 1996, the Company did not extend $12.5 million of availability of which $11.7 million was outstanding at June 30, 1996 and will be repaid through customer receivable collections. Following termination of the availability period of each of the respective agreements, borrowings under the aggregate agreements are required to be repaid over a period of between five and eight years. The Company believes that it has substantial loan availability to provide financing of new VOI purchases through mid 1997 for the four presently active selling resorts. Although the Company believes it can obtain additional financing from other lenders if necessary, other than as set forth herein, it does not presently have binding agreements to extend the terms of such financing or for any replacement financing, and there can be no assurance that alternative or additional arrangements can be made on terms that are satisfactory to the Company. Accordingly, future sales of VOIs may be limited by both the availability of funds to finance the initial negative cash flow that results from sales that are financed by the Company and by reduced demand which may result if the Company is unable to provide financing to purchasers of VOIs. If the Company is required to sell its customer receivables, discounts from the face value of such receivables may be required. At June 30, 1996, the Company had a portfolio of 9,194 loans to VOI purchasers, which loans had a weighted average maturity of approximately 5.6 years, and a weighted average interest rate of 16.3%, compared to a weighted average interest rate of 10.5% on borrowings against loans hypothecated by the Company to unaffiliated lenders. The Company has historically derived substantial income from its financing activities.

The Company also requires funds to finance the future purchases of and improvements to resort properties. Such capital has been, and is anticipated to continue to be, provided from operations and from secured term loans under existing and future credit facilities, as well as from the proceeds of the Company's initial public offering of Common Stock in December 1995 ("IPO"). The Company presently has no commitments to make capital expenditures other than (i) the payment of $3.4 million to fund construction expenses relating to the KEY WEST phase at the SEA GARDENS BEACH AND TENNIS RESORT, which funds are being provided to the Company under a credit facility by Sun Trust /South Florida, N.A. ("Sun Trust"), (ii) $4.75 million to finance the estimated expenses related to the conversion of units at the PALM AIRE RESORT AND SPA for sale as VOIs, which funds are being provided to the Company pursuant to a credit facility by Bank Atlantic, and (iii) $12.7 million to finance the estimated expenses related to the conversion costs of the OCEAN RANCH resort for sale as VOIs, which funds being provided to the Company pursuant to a credit facility by Bank Atlantic. The indebtedness under the credit facility provided by Sun Trust as well as a $
1.2 million construction facility loan provided by Sun Trust for the SANTA BARBARA RESORT AND YACHT CLUB, has been personally guaranteed by Mr. Muller. The Company is in the process of financing the estimated $13.0 million of new construction costs at a planned 84-unit phase of the Sea Gardens property with Sun Trust and a participant, although it has not entered into a definitive agreement with respect to such financing. Similarly, the Company is in the process of financing the estimated $11.0 million acquisition and renovation costs for a Central Florida, East Coast property under contract with one of its third party lenders, although it has not entered into a definitive agreement with respect to such financing.

The Company intends to continue to provide financing to purchasers of VOIs and to obtain funds to finance the negative cash flow resulting from the payment of sales commissions and other selling expenses and to make release payments on bank indebtedness relating to development of its resort properties. For the six months ended June 30, 1996 and 1995, the Company derived interest income of $ 3.7 million and $ 1.9 million, respectively, from the financing of purchaser notes receivable, and incurred interest expenses of $ 1.0 million and $ 733,000, respectively, relating to loans secured by notes hypothecated to these unaffiliated lenders.

During the six months ended June 30, 1996 and 1995, the Company's operating activities used approximately $11.3 million and $2.0 million, respectively, in cash, and its investing activities used approximately $5.1 million and $6.4 million, respectively, in cash. During these periods $15.7 million and $9.7 million, respectively, was provided through the Company's financing activities, resulting in a net decrease in cash and
                                       17
cash equivalents of $750,000 in the second quarter of 1996 and a net increase in cash and cash equivalents of $1.4 million during the second quarter of 1995.

The Company completed an IPO of its Common Stock in December 1995, which provided net proceeds to the Company of approximately $8.1 million. In January 1996, the Company received additional net proceeds of approximately $1.2 million in connection with the underwriter's exercise of its over-allotment option.

At December 31, 1995, the Company recorded an accrued distribution for taxes in the amount of approximately $3.4 million. This accrual, payable to the majority shareholder, was the result of the conversion of all of the Company's affiliated S corporations to C corporations. This amount represents taxes, payable by the majority shareholder, resulting from earnings of the S corporations prior to the termination of such elections. The Company will be required to fund this distribution during 1996. During the first six months of 1996, the Company funded approximately $ 1.1 million of such distributions. The Company believes that it will be able to pay the balance of this amount from funds generated by operations.

The Company believes that funds from operating and financing activities, borrowings under its existing credit facilities and the net proceeds from the IPO are sufficient to satisfy its contemplated cash requirements through the remainder of 1996, and that its long-term financing requirements will be met through operating and financing activities in the normal course of its business and, if deemed necessary or appropriate, through additional financing.

The foregoing Management's Discussion and Analysis contains various "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933 which represent the Company's expectations or beliefs concerning future events, including, but not limited to, statements regarding increased sales of VOIs in Company owned resorts and the sufficiency of the Company's cash flow, as well as receivables financing, for its future liquidity and capital resource needs. These forward looking statements are further qualified by important factors that could cause actual results to differ materially from those in the forward looking statements. These factors include, without limitation, the Company's ability to continue to develop and market resort properties, increases in marketing costs, the availability of favorable financing agreements, increases in sales of vacation packages, fluctuations in interest rates and the effects of governmental regulation. Results actually achieved may differ materially from expected results included in these statements as a result of these or other factors.

PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

         The Company's Annual Meeting of Shareholders was held on June 14, 1996. At the meeting, each of Ralph P. Muller, Kevin Sheehan, Joyce North, Henry M. Cairo, Richard Adrey, Ronald Korn, Arthur Weinstein and Allen C. Harper were re-elected as directors of the Company. The following table indicates the number of votes cast by shareholders of the Company for, against or withheld in connection with the election of each of the directors:


                           ------------------------VOTES------------------------

           DIRECTOR          FOR         AGAINST          WITHHELD
           -----------  ----------  ---------------  -------------------

      Ralph P. Muller      8,248,072        --            1,000
      Kevin Sheehan        8,248,047        --            1,025
      Joyce North          8,248,047        --            1,025
      Henry M. Cairo       8,248,047        --            1,025
      Richard Adrey        8,248,122        --              950
      Ronald Korn          8,248,122        --              950
      Arthur Weinstein     8,248,122        --              950
      Allen C. Harper      8,248,122        --              950

In addition, the shareholders approved the Company's adoption of a Directors' Stock Option Plan and the reservation of 40,000 share of Common Stock for issuance pursuant to such plan. The number of votes cast by shareholders of the Company for or against or abstained, as well as the number of broker non-votes, respecting the approval of the Company's adoption of the Directors' Stock Option Plan were 8,224,097, 15,470, 3,685 and 5,820, respectively.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

a.       Exhibits:

10.76 Loan Agreement, dated June 13,1996, by and between Ocean Ranch Vacation Group and BankAtlantic.

10.77 Absolute Unconditional and Continuing Guaranty, dated as of June 13, 1996, by Vacation Break U.S.A., Inc. (the "Registrant") in favor of BankAtlantic

10.78 Promissory Note, dated June 13,1996, by Ocean Ranch Vacation Group to BankAtlantic

10.79 Agreement for the Purchase and Sale of Real Property, dated May 2, 1996, by and between Labree, Inc ("Labree") and the Registrant

10.80 First Amendment to Agreement for the Purchase and Sale of Real Property, dated June 14, 1996, by and between Labree and the Registrant

10.81 Second Amendment to Agreement for the Purchase and Sale of Real Property, dated July 23, 1996, by and between Labree and the Registrant

11.1     Statement regarding computation of per share earnings

27.1     Financial Data Schedule




b.       Reports on Form 8-K:

         NONE

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VACATION BREAK U.S.A., INC.

By:      /S/ RALPH P. MULLER
         ---------------------
         Ralph P. Muller
         Chairman of the Board and Chief Executive Officer

Date:    August 14, 1996

By:      /S/ KEVIN M. SHEEHAN
         ----------------------
         Kevin M. Sheehan
         President

Date:    August 14, 1996

By:      /S/ HENRY M. CAIRO
         ----------------------
         Henry M. Cairo
         Chief Financial Officer and Chief Operating Officer

Date:    August 14, 1996


                               INDEX TO EXHIBITS

                                                                                  SEQUENTIAL
EXHIBIT                          DESCRIPTION                                       PAGE NOS.


10.76     Loan Agreement, dated June 13, 1996, by and between Ocean Ranch
          Vacation Group and BankAtlantic

10.77     Absolute and Unconditional Continuing Guaranty, dated as of June
          13, 1996, by Vacation Break U.S.A., Inc. (the "Registrant") in favor of
          BankAtlantic.

10.78     Promissory Note, dated June 13, 1996, by Ocean Ranch Vacation
          Group to BankAtlantic

10.79     Agreement for the Purchase and Sale of Real Property, dated May 2,
          1996, by and between Labree, Inc. ("Labree") and the Registrant

10.80     First Amendment to Agreement for the Purchase and Sale of Real
          Property, dated June 14, 1996, by and between Labree and the Registrant

10.81     Second Amendment to Agreement for the Purchase and Sale of Real
          Property, dated July 23, 1996, by and between Labree and the Registrant

11.1      Statement regarding computation of per share earnings

27.1      Financial Data Schedule