Form 10-Q
period 1996-09-30
VACATION BREAK USA INC
filed 1996-11-13
CIK 946733

SECURITIES AND EXCHANGE COMMISSION


                                    FORM 10-Q

                             WASHINGTON, D.C. 20549

    [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

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

         The number of shares outstanding of registrant's common stock at November 11, 1996 was 8,572,800 shares.

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)

                           VACATION BREAK U.S.A., INC.

                                      INDEX
                                                                                               Page
                                                                                                NO.

         PART I   FINANCIAL INFORMATION:

         ITEM 1.  FINANCIAL STATEMENTS

                    Condensed Consolidated Balance Sheets as of

                       September 30, 1996 and December 31, 1995                                  3

                    Condensed Consolidated Statements of Operations for the

                       three and nine month periods ended September 30, 1996 and 1995            4

                    Condensed Consolidated Statement of Cash Flows for the

                       nine month periods ended September 30, 1996 and 1995                      5

                    Notes to Condensed Consolidated Financial Statements                         6

         ITEM 2     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                    CONDITION AND RESULTS OF OPERATIONS                                          8

         PART II    OTHER INFORMATION

         ITEM 6     EXHIBITS AND REPORTS ON FORM 8-K                                            19

                    Signatures                                                                  20

Part I   FINANCIAL INFORMATION
Item 1  FINANCIAL STATEMENTS

        VACATION BREAK U.S.A., INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED BALANCE SHEETS

                           ASSETS
                                                                                 September 30,     December 31,
                                                                                 ------------     ------------
                                                                                     1996             1995
                                                                                 ------------     ------------
                                                                                 (Unaudited)
  Cash and cash equivalents                                                       $10,573,482       $8,499,386
  Certificates of deposit                                                             239,807          747,817
  Restricted cash                                                                   2,287,956        4,090,766
  Cash in escrow from vacation ownership interests sales                            4,283,331       10,580,907
  Mortgages receivable on vacation ownership interests sales - net                 65,989,680       45,423,680
  Receivables - net                                                                 5,675,289        3,381,460
  Vacation ownership interests - real estate and development costs                 23,504,968       18,302,622
  Prepaid expenses                                                                  4,934,194        3,596,452
  Other assets                                                                      3,182,444          933,500
  Investment in Port Lucaya Resort Company Limited                                  1,706,807        1,584,417
  Due from unconsolidated affiliate                                                   126,277           84,050
  Property and equipment - net                                                     10,494,947        9,866,702
                                                                                 ------------     ------------
TOTAL ASSETS                                                                     $132,999,182     $107,091,759
                                                                                 ============     ============

            LIABILITIES AND STOCKHOLDERS' EQUITY
                                                                                 September 30,     December 31,
                                                                                 ------------     ------------
                                                                                     1996             1995
                                                                                 ------------     ------------
                                                                                 (Unaudited)

  Accounts payable and accrued liabilities                                        $13,715,640      $10,240,733
  Due to unconsolidated affiliates                                                    355,390          522,607
  Notes and mortgages payable                                                      46,318,028       28,900,694
  Note payable to unconsolidated affiliate                                            532,778          560,000
  Capital lease obligations                                                         1,484,513        1,320,695
  Deferred income taxes                                                             5,756,471        2,498,088
  Advance deposits                                                                  3,536,217        4,369,244
  Deferred revenues - vacation packages                                            19,232,651       20,534,417
  Deferred revenues - vacation ownership interests                                  3,755,526        9,233,181
  Due to affiliate of joint ventures                                                6,991,009        6,227,875
  Tax distribution payable to majority stockholder                                  2,257,412        3,388,205
  Minority interest in joint ventures                                               2,677,380           37,222
                                                                                 ------------     ------------
     Total Liabilities                                                            106,613,015       87,832,961
                                                                                 ------------     ------------

Commitments and contingencies

Stockholders' Equity:

  Preferred stock ($.01 par value; 25,000,000 shares authorized;
     no shares issued and outstanding)                                                     --               --
  Common stock ($.01 par value; 25,000,000 shares authorized;
     8,570,000 shares issued and outstanding at September 30, 1996 and
     8,300,000 shares issued and outstanding at December 31, 1995)                     85,700           83,000
  Additional paid in capital                                                       13,269,257       12,089,288
  Retained earnings                                                                13,031,210        7,086,510
                                                                                 ------------     ------------
       Total Stockholders' Equity                                                  26,386,167       19,258,798
                                                                                 ------------     ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                       $132,999,182     $107,091,759
                                                                                 ============     ============



See accompanying notes to condensed consolidated financial statements

        VACATION BREAK U.S.A., INC. AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
     FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30,
                        (UNAUDITED)
                                                                           Three Months Ended              Nine Months Ended
                                                                              September 30,                    September 30,
                                                                     ----------------------------      ----------------------------
                                                                        1996             1995             1996             1995
                                                                     -----------      -----------      -----------      -----------
REVENUES:

    Vacation ownership interests                                     $13,655,112      $10,863,790      $62,480,938      $28,831,662
    Vacation packages                                                 12,717,388       15,190,099       46,913,047       43,488,557
    Resort operations and other                                        2,339,561        1,369,473        9,886,586        6,300,741
    Interest earned on mortgages receivable                            2,343,357        1,289,087        6,076,077        3,140,902
    Commissions earned on marketing agreements                           631,069          578,757        1,700,026        3,876,037
                                                                     -----------      -----------      -----------      -----------
                                                                      31,686,487       29,291,206      127,056,674       85,637,899
                                                                     -----------      -----------      -----------      -----------
COSTS AND OPERATING EXPENSES:

    Vacation ownership interests                                       8,439,182        6,984,584       35,411,136       16,905,394
    Vacation packages                                                 16,647,058       15,445,751       56,601,773       43,937,323
    Resort operations and other                                        2,644,079        1,178,120       10,202,217        5,978,820
    Interest expense on financed mortgages receivable                    793,755          663,653        1,822,312        1,396,571
    Commissions and related expenses on marketing agreements             584,641          505,200        1,280,339        2,530,448
    Interest expense - other                                              13,434          102,873          598,716          331,684
    General and administrative                                         2,255,495        2,048,756        8,687,704        6,032,516
    Provision for doubtful accounts                                      217,656          149,292          872,864          926,100
    Depreciation and amortization                                        530,871          376,232        1,619,551        1,116,733
                                                                     -----------      -----------      -----------      -----------
                                                                      32,126,171       27,454,461      117,096,612       79,155,589
                                                                     -----------      -----------      -----------      -----------
INCOME (LOSS) FROM OPERATIONS BEFORE INCOME TAXES,
 MINORITY INTEREST AND EQUITY IN EARNINGS (LOSS)
 OF AFFILIATES                                                          (439,684)       1,836,745        9,960,062        6,482,310
 Minority interest in earnings of joint ventures                        (259,484)            --           (838,448)            --
 Equity in earnings of Port Lucaya Resort Company Limited                 46,390           44,075          121,390          125,000
                                                                     -----------      -----------      -----------      -----------

INCOME (LOSS) BEFORE INCOME TAXES                                       (652,778)       1,880,820        9,243,004        6,607,310
Income tax (expense) benefit                                             170,527         (143,220)      (3,298,306)         417,780
Pro forma income tax provision (expense)                                    --           (514,400)            --         (2,819,400)
                                                                     -----------      -----------      -----------      -----------
 NET INCOME (LOSS)                                                     ($482,251)      $1,223,200       $5,944,698       $4,205,690
                                                                     ===========      ===========      ===========      ===========

NET INCOME (LOSS) PER SHARE - PRIMARY                                    ($0.056)          $0.188           $0.675           $0.647
                                                                     ===========      ===========      ===========      ===========
NET INCOME (LOSS) PER SHARE - FULLY DILUTED                              ($0.054)          $0.188           $0.669           $0.647
                                                                     ===========      ===========      ===========      ===========
Weighted average common shares and
  common stock equivalents outstanding
 - Primary                                                             8,570,000        6,500,000        8,813,129        6,500,000
                                                                     ===========      ===========      ===========      ===========
 - Fully diluted                                                       8,932,611        6,500,000        8,891,606        6,500,000
                                                                     ===========      ===========      ===========      ===========

See accompanying notes to condensed consolidated financial statements

        VACATION BREAK U.S.A., INC. AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                        (UNAUDITED)

                                                                                             September 30,
                                                                              ----------------------------------
                                                                                  1996                    1995
                                                                              -----------             ----------
Cash Flows from Operating Activities:
Net Income                                                                     $5,944,700             $7,025,090
Adjustments to reconcile net income to net
 cash (used in) provided by operating activities:
 Depreciation and amortization                                                  1,619,551              1,116,733
 Equity in (earnings) of Port Lucaya Resort Company Limited                      (122,390)              (125,000)
 Provision for deferred taxes                                                   3,250,195               (417,780)
 Changes in operating assets and liabilities:
   Mortgages receivable on vacation ownership interests sales - net           (20,566,000)           (16,102,803)
   Receivables - net                                                           (2,293,829)              (103,608)
   Income tax receivable                                                            8,238                (71,246)
   Vacation ownership interests - real estate and development costs            (5,202,346)            (7,694,239)
   Prepaid expenses                                                            (1,337,742)            (2,614,480)
   Other assets                                                                (2,248,994)                  --
   Due to/from unconsolidated affiliates - net                                   (209,444)              (323,351)
   Accounts payable and accrued liabilities                                     3,474,907              4,018,430
   Deferred revenues - vacation ownership interests                            (5,477,655)             6,291,005
   Deferred income - vacation packages                                         (1,301,766)             5,565,640
   Advance deposits                                                              (833,027)             1,158,700
   Minority interest in earnings of joint ventures                              2,640,158                   --
                                                                              -----------             ----------
Net cash used in operating activities                                         (22,655,444)            (2,276,909)
                                                                              -----------             ----------
Cash Flows from Investing Activities:
  Purchases of property and equipment                                          (2,247,796)            (2,276,950)
  Additions to restricted cash                                                 (3,160,623)            (5,836,826)
  Releases of restricted cash                                                   4,963,433              4,968,221
  Increase in cash in escrow for vacation ownership interests
   sales - net                                                                  6,297,576             (4,908,747)
  Purchases of certificates of deposit                                           (121,497)               (36,072)
  Maturities of certificates of deposit                                           629,507                209,518
                                                                              -----------             ----------
Net cash provided (used) in investing activities                                6,360,600             (7,880,856)
                                                                              -----------             ----------
Cash Flows from Financing Activities:
  Borrowings of notes and mortgages payable                                    37,431,170             14,705,154
  Repayments of notes and mortgages payable                                   (20,013,836             (5,160,060)
  Repayment of note payable to unconsolidated affiliate                           (27,222)              (125,000)
  Due to affiliate of joint venture partner                                       763,134              4,169,191
  Borrowing on capital lease obligations                                          457,272                   --
  Payments on capital lease obligations                                          (293,454)              (254,446)
  Stockholder's income tax distributions                                       (1,130,793)              (976,250)
  Proceeds from issuance of common stock                                        1,182,669                  1,500
                                                                              -----------             ----------
Net cash provided by financing activities                                      18,368,940             12,360,089
                                                                              -----------             ----------
Net increase in cash and cash equivalents                                       2,074,096              2,202,324
Cash and cash equivalents at beginning of period                                8,499,386                616,906
                                                                              -----------             ----------
Cash and cash equivalents at end of period                                    $10,573,482             $2,819,230
                                                                              ===========             ==========

See accompanying notes to condensed consolidated financial statements

                  VACATION BREAK U.S.A., INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

         1.       GENERAL

         Vacation Break U.S.A., Inc. and its subsidiaries (the "Company") are engaged primarily in the renovation, construction, sale and financing of vacation ownership interests (VOIs). At September 30, 1996, the consolidated financial statements include the accounts of Vacation Break U.S.A., Inc. and its subsidiaries.

         In January 1996, Vacation Break Resorts at Ocean Ranch, Inc., a Florida Corporation wholly-owned by Vacation Break U.S.A., Inc. was formed for the purpose of acquiring a 55% interest in Ocean Ranch Vacation Group, a Florida general partnership ("Ocean Ranch Vacation Group"). During January 1996, Ocean Ranch Vacation Group, acquired the Ocean Ranch resort located in Pompano, Florida, for a purchase price of $3.3 million. This property was acquired for the purpose of constructing 5,148 VOI weeks. The Company anticipates commencing sales on a pre-completion basis in the spring of 1997. During the nine month period ended September 30, 1996, the venture refinanced its acquisition debt with a lender to provide a $12.7 million construction and renovation loan. Construction commenced in the third quarter of 1996 with completion expected in the summer of 1997. During the nine months ended September 30, 1996, two new companies were included in the consolidated financial statements. For the year ended December 31, 1995, Vacation Break Resorts at Ocean Ranch, Inc. and Ocean Ranch Vacation Group (a Florida general partnership) had not been formed and, accordingly, did not form part of the consolidated 1995 financial statements.

         In the opinion of management, the unaudited consolidated financial statements include all adjustments and accruals necessary to present fairly the Company's consolidated financial position at September 30, 1996 and the consolidated results of its operations for the nine months ended September 30, 1996 and 1995. The interim results of operations are not necessarily indicative of the results which may occur for the year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. All significant intercompany accounts and transactions are eliminated in consolidation. These condensed consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report to Stockholders for the year ended December 31, 1995.

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

                  VACATION BREAK U.S.A., INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

         3.       EARNINGS PER SHARE

         Earnings per share is calculated based on the weighted average number of shares of common stock outstanding during each period and, if dilutive, common stock equivalents. The dilutive effect of common stock equivalents for the computation of earnings per share was greater than 3% for the nine months ended September 30, 1996 and, accordingly, the earnings per share for that period are separately stated as primary and fully diluted. The effect of common stock equivalents was anti-dilutive for the three months ended September 30, 1996 and, accordingly, were not included in the computation of earnings (loss) per share for that period. Options and warrants were not granted or outstanding during the nine months ended September 30, 1995. During the nine months ended September 30, 1996, 189,025 options were granted to employees and 12,500 options were granted to outside directors, none of which were exercised during the period.

         4.       COMMITMENTS AND CONTINGENCIES

         The Company has entered into a marketing and purchase agreement with a developer whereby the Company sells VOIs on a precompletion basis. Revenues relating to these sales are recorded as "Deferred Revenues - VOIs" and are recognized on a percentage of completion basis until the project is completed and certificates of occupancy are available for the buyers. At the time the certificate of occupancy is issued, the Company will be required to purchase all presold units from the developer and simultaneously deed these units to the respective buyers. At September 30, 1996, the Company was contingently liable to the developer in the amount of $1,314,000 for presold VOIs which sales have been recorded as "Deferred revenue - VOIs" as of September 30, 1996. Such liability has not been reflected in the September 30, 1996 balance sheet.

         In May 1996, the Company entered into an agreement to acquire a minimum of ninety five (with a maximum of one hundred and eight) condominium units on the east coast of Central Florida for the purpose of converting the condominium units into VOIs. If conditions precedent to closing are met, the condominium units will be acquired in the fourth quarter of 1996 with sales to commence in the first quarter of 1997. Acquisition, renovation and receivable financing is in the process of being obtained although the Company has not entered into a definitive agreement with respect to such financing.

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

         The following table presents key statistics representing VOI activities in properties owned by the Company or are subject to a purchase agreement:

                                                  SEA          SANTA                    STAR     OCEAN
                                               GARDENS(1)     BARBARA     PALM AIRE    ISLAND   RANCH(2)    TOTAL
                                               ----------     -------     ---------    ------   --------    -----
         Number of VOIs available                 11,388      4,680         5,564        5,200      5,148    31,980
         Net number of VOIs sold through
           September 30, 1996                      6,899      2,878         1,582        1,911*      -       13,270
         Percent sold through
           September 30, 1996                         61%        61%           28%          37%*        0%       41%
         Net number of VOIs sold during the
           three months ended September 30, 1996     180        371           287          451*      -        1,289
         Net number of VOIs sold during the
           nine months ended September 30, 1996      753      1,486         1,095        1,378*      -        4,712

         * Includes units sold at properties where revenue and income recognition were deferred or partially deferred for financial reporting purposes.

         (1) Includes 4,368 VOI weeks in a planned 84-unit phase, construction of which is intended to commence in November 1996 with sales to commence later in the fourth quarter of 1996.
         (2) Acquired in January 1996, construction commenced in the third quarter of 1996 and sales are expected to commence in the second quarter of 1997.

         Historically, the Company's primary means of attracting prospective purchasers of VOIs is through the sale of its discounted, high-quality vacation packages. In effect, the Company utilizes its vacation package as a major marketing component of its VOI program. As part of the Company's vacation packages, travelers typically take a Company-operated tour of a full amenity vacation resort. Historically, approximately 85% of all vacation packages utilized resulted in a tour of a vacation resort although in the third quarter of 1996 approximately 65% resulted in a tour of a VOI resort. During the three years ended December 31, 1995 and the nine months ended September 30, 1996, approximately 11.5% of all tours taken resulted in the sale of a VOI, and since the Company began selling VOIs in its own properties in March 1993, approximately 11.5% of tours of resort properties owned by the Company resulted in the sale of a VOI. The Company's vacation package may be utilized by the customer at any time, subject to availability, during the 18 month period following the sale. Historically, the total costs of selling and fulfilling the Company's vacation packages approximated or exceeded revenues derived from the sale of such vacation packages, including revenues recognized from vacation packages that are purchased but not utilized upon expiration of the 18 month period following the sale. The Company believes that its vacation package enables the Company to generate quality leads for the sale of VOIs at a lower cost per lead than the majority of its competition. Lead generation is typically a significant cost factor for a VOI developer. Increases in vacation package sales in one year have resulted, in the following year, in increases in the number of vacations taken and increased VOI sales. Historically, approximately 55% of purchasers of vacation packages have not taken their vacations. As of September 30, 1996, approximately 150,000 vacation packages sold by the Company remained unused. Based on the Company's historical experience, approximately 60,000 of such vacation packages are expected to be utilized prior to expiration. The Company encourages usage of the vacation package through continuously upgrading the quality and flexibility in utilizing the package while maintaining the price at a fairly constant rate. Through these practices the Company encourages increased usage of the package and expects to continue to incur increased costs of marketing, selling and fulfilling the package. As a result, costs of the packages are expected to continue to exceed revenue recognized from vacation package sales. The Company expects that this shortfall will be more than offset by earnings from increased levels of VOI sales.

         The Company has experienced decreases in vacation package certificates sold over the last twelve months and expects this trend to continue as the Company is currently doing minimal direct sales of vacation packages. As a result of the decreased effectiveness of this program, the Company is continuing to diversify its marketing programs beyond the sale of its vacation package certificates and is emphasizing other marketing programs such as referrals, third party vacation programs, off premise contact programs, mini-vacations, in-house and other moderate cost traditional lead procurement programs with the primary goal to produce a high quality, low to moderate cost tour at a resort property and increase VOI sales. The Company fully expects its lead generation costs to increase. Approximately 20% of tours taken during the three months ended September 30, 1996 were from sources other than the company's vacation packages although no assurance can be given that this trend will continue.

         The Company accounts for the sale of vacation packages by recognizing the revenue from the sale of each vacation package as such vacation is taken, and recognizes the revenue from vacations which are not taken upon expiration of the 18 month period during which the vacations may be taken. To the extent that the 18 month period is extended by the Company, revenues and related expenses from the sales of such extended vacation packages, including the nominal extension fees, are not recognized until either the time that the vacation is taken or upon expiration of the applicable extension period. Because a significant percentage of the vacations sold are not taken by customers, increases or decreases in vacation package sales levels during any fiscal period will have a corresponding effect on the Company's statement of operations during the 18 month period following the sale of such vacation packages. Although the Company generates substantial revenues from the sale of vacation packages, including the sale of vacations that are not taken, the Company's earnings are primarily derived from the sale of VOIs and the interest income earned from the financing of the related mortgages receivable.

         Generally, VOIs are sold under contracts requiring a 10% down payment and monthly installments for periods of up to 7 years. VOI revenue is primarily recognized when a 10% down payment has been received and the 10 day rescission period has expired. During the 10 day rescission period, a customer may cancel for any reason and have the down payment returned. Revenue relating to sales of VOIs in projects under development is recognized using the percentage of completion method. Under this method, the portion of revenues applicable to costs incurred, as compared to total estimated construction and acquisition costs, is recognized in the period of sale. The remaining revenue is deferred and recognized as the remaining costs are incurred. As the Company is currently in the early stage of development of several new projects, it is anticipated that certain VOI sales in these projects will generate deferred revenue as the Company is selling at a more rapid pace then the construction of the related VOI units.

         RESULTS OF OPERATIONS

         THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1995

         The following table sets forth for the periods indicated key items of the Company's financial statements expressed as a percentage of the Company's total revenues:


                                                                PERCENTAGE OF TOTAL REVENUES
                                                              THREE MONTHS ENDED SEPTEMBER 30,
                                                              --------------------------------
                                                              1996                 1995
                                                              ----                 ----
         Vacation ownership interests                         43.1%   (1)(2)       37.1%  (1)
         Vacation packages                                    40.1                 51.9
         Resort operations and other                           7.4                  4.7
         Interest earned on mortgages receivable               7.4                  4.4
         Commissions earned on marketing agreements            2.0                  1.9
         Net income (loss)/Proforma net income                (1.5)   (1)(2)        4.2   (1)(3)

                                                            GROSS PROFIT PERCENTAGES
                                                        THREE MONTHS ENDED SEPTEMBER 30,
                                                        --------------------------------
                                                            1996                 1995
                                                            ----                 ----
         Vacation ownership interests                       38.2%     (1)(2)     35.7%    (1)
         Vacation packages                                 (30.9)                (1.7)
         Resort operations and other                       (13.0)                14.0
         Interest earned on mortgages receivable            66.1                 48.5
         Commissions earned on marketing agreements          7.4                 12.7

         (1) Does not include deferred revenues and related costs and income from sales of VOIs deferred for financial statement reporting purposes.
         (2) Includes the recognition of sales deferred at the beginning of the period.
         (3) Reflects the effect on historical statement of operations data, assuming the Company had been treated as a C corporation rather than as an S corporation for income tax purposes.

         The Company's total revenues for the three months ended September 30, 1996 were $31.7 million, an increase of $2.4 million or 8.2% from revenues of $29.3 million for the comparable period in 1995. The Company sold 12,547 vacation packages during the three months ended September 30, 1996, compared to 40,649 during the three months ended September 30, 1995, reflecting the Company's increased focus on diversifying its marketing programs. As of September 30, 1996, the Company had approximately 150,000 unused vacations included in deferred revenues-vacation packages. As a percentage of total lead generation programs, vacation package certificate tours are expected to steadily decrease as other lead generation programs are introduced. Although the Company experienced an 18.6% decrease in the number of vacation packages used during the third quarter of 1996 compared to the third quarter of 1995, the Company continued to experience an increasing level of VOI sales from Company-owned resort properties as a result of tours generated from marketing sources other than the Company's vacation packages. Approximately 20% of tours taken during the three month period ended September 30, 1996, were from sources other than the Company's vacation packages although no assurance can be given that this trend will continue.

         The Company recognized revenues from the sale of vacation packages of $12.7 million during the third quarter of 1996 compared to $15.2 million during the third quarter of 1995. Vacation package revenues decreased as a percentage of total revenues to 40.1% in the third quarter of 1996 compared to 51.9% during the third quarter of 1995, primarily due to a $2.8 million increase in the sale of VOIs in Company owned resorts. The cost of vacation packages increased to $16.6 million in the quarter ended September 30, 1996 from $15.4 million in the quarter ended September 30, 1995 partially due to the increase in costs associated with fulfilling vacation packages with changed itineraries due to computer reservation problems and a vendors cruise ship fire. In addition, during the third quarter of 1996, the Company, to fulfill vendor guarantees, did not upgrade travelers with the customary margins and frequency. Included in the cost of vacation packages are the direct cost of providing hotel accommodations and cruises, commissions paid to telephone marketing representatives, mailing and telephone costs, rent, salaries paid to employees involved in reservations, verification and confirmation activities and customer service, processing fees and expenses relating to lead generation. As a result of the foregoing, the Company recorded a loss of $3.9 million from the sale of vacation packages during the three months ended September 30, 1996, compared to a loss from the sale of vacation packages of $256,000 in the comparable quarter of 1995. The Company sold 12,547 vacation packages in the three months ended September 30, 1996, a decrease of 28,102 vacation packages sold or 69.1% from the comparable period in 1995 as a result of the Company's increased use of third party vacation packages. If, as has been the case in the past, a significant number of vacations are not taken, the revenue from such vacation packages will be recognized during the first quarter of 1998. The number of vacations taken in the third quarter of 1996 decreased by 18.6% to 10,463 from 12,859 vacations taken during the third quarter of 1995. During the quarter ended September 30, 1996, approximately 65% of all vacation package travelers toured Company owned resorts, a decrease of approximately 20% from the Company's historical experience. The decrease in tours was primarily the result of the Company's reservation system conversion and a fire aboard a third party vendor's cruise ship, which materially altered the itinerary of vacation package travelers commencing in May 1996. The Company has attempted to rectify these problems but expects the effect to persist into the fourth quarter of 1996.

         The Company sold an aggregate of 1,289 VOIs in completed units and pre-completion units at Company properties during the quarter ended September 30, 1996, compared to 1,290 VOIs in Company-owned completed and pre-completion units during the third quarter of 1995. The VOI sales volume represented 43.1% of total revenues in the third quarter of 1996 and 37.1% of total revenues in the comparable period of 1995 (exclusive of partially deferred revenues from sales in pre-completion units). The increase reflects the acquisition and development by the Company of additional resort properties beginning in 1994 and the shift in the Company's emphasis from selling VOIs in resort properties owned by other developers to selling VOIs in its own resort properties, which VOI sales are more profitable. The Company sold $15.9 million of VOIs in the three months ended September 30, 1996, of which $13.7 million was derived from the sales of VOIs in completed units and was recorded as earned revenue and $2.2 million was derived from the sales of VOIs in pre-completion units which has been recorded as an increase in the Company's deferred revenue-VOIs on the Company's balance sheet at September 30, 1996. In comparison, the Company sold $16.0 million of VOIs in completed units during the quarter ended September 30, 1995, of which $10.9 million was recognized as earned revenue and $5.0 million was recorded as an increase in the Company's "Deferred revenues - VOIs" on the Company's balance sheet at September 30, 1995. The costs of the VOIs sold by the Company and recorded as earned revenues increased to $8.4 million exclusive of deferred costs related to pre-completion VOI sales in the third quarter of 1996 from $7.0 million in the third quarter of 1995, reflecting the higher level of VOI sales. The deferred costs related to VOIs under development were approximately $2.4 million at September 30, 1996. The cost of VOIs sold consists primarily of the direct costs relating to the revenue recognized on the units in which VOIs are sold, marketing expenses, including sales commissions and other marketing costs and sales and support expenses directly related to the sale of VOIs. The cost of VOIs sold as a percentage of revenues derived from the sale of VOIs decreased to 60.9% in the three months ended September 30, 1996 from 64.3% in the three months ended September 30, in 1995, due in part to processing costs remaining level while sales volume increased 25.7 %. This decrease was partially offset by the increased product costs at the Star Island Property.

         The reconciliation of VOI sales revenue recorded and deferred revenues is as follows:

                                                                             THREE MONTHS ENDED
                                                                             ------------------
                                                                                SEPTEMBER 30,
                                                                                -------------
                                                                               1996            1995
                                                                               ----            ----
          VOI sales revenues recorded during the period                    $15,897,670      $15,969,294
          VOI sales revenues deferred at the beginning of the period         1,512,968        1,185,501
          VOI sales revenues deferred at the end of the period              (3,755,526)      (6,291,005)
                                                                            -----------      -----------

          VOI sales revenues recognized during the period                  $13,655,112      $10,863,790
                                                                            ==========       ==========

         The Company's continued emphasis on development of company owned resort properties and the sale of VOIs in such properties resulted in a slight increase in commissions earned in connection with the sale of VOIs for other developers. The Company derived commission revenues of $631,000 in the three months ended September 30, 1996, an increase of $52,000 or 9.0% from the three months ended September 30, 1995. Furthermore, commissions as a percentage of total revenues was 2.0% and 1.9% in the three months ended September 30, 1996 and 1995, respectively. Commissions and related administative expenses which the Company paid under marketing agreements increased by $79,000 in the third quarter of 1996 from $505,000 in the third quarter of 1995. Such expenses as a percentage of commission revenues increased to 92.3% in the third quarter of 1996 from 87.3% in the third quarter of 1995 as a result of costs associated with the closing of sales and marketing operations for a third party developer in the Bahamas.

         The Company's revenues from resort and other operations increased to $2.3 million in the quarter ended September 30, 1996 from $1.4 million in the quarter ended September 30, 1995, primarily as a result of operations at the PALM AIRE RESORT & SPA, which was acquired in the second quarter of 1995, and the commencement of operations at the SANTA BARBARA RESORT AND YACHT CLUB. The cost of resort operations increased to $2.6 million in the third quarter of 1996 from $1.2 million in the third quarter of 1995. Such costs as a percentage of revenues from resort and other operations increased to 113.0% in the three months ended September 30, 1996 from 86.0% in the comparable quarter of 1995. This increase in costs was primarily the result of the Company's seasonality of operations at the PALM AIRE RESORT AND SPA and the consummation of operations at the SANTA BARBARA RESORT AND YACHT CLUB. The Company has historically incurred losses during the start-up phase of new resorts and no assurance can be given that resort operations wlll become profitable.

         General and administrative expenses, consisting primarily of expenses related to corporate overhead including substantial costs related to the Company's expansion of its information systems department, as well as related compensation, increased to $2.3 million in the three months ended September 30, 1996 compared to $2.0 million in the three months ended September 30, 1995, and amounted to approximately 7.1% of the Company's total revenues during the quarter ended September 30, 1996 as compared to approximately 7.0% of the Company's total revenues during the quarter ended September 30, 1995.

         The provision for doubtful accounts increased to $218,000 for the three months ended September 30, 1996 from $150,000 for the three months ended September 30, 1995. This provision includes an allowance for doubtful accounts on mortgages receivable as well as commissions receivable on marketing contracts. The portion of the provision relating to mortgages receivable increased during the three months ended September 30, 1996 as compared to the three months ended September 30, 1995 as a result of the increased mortgage receivables related to increased VOI sales volume. However, during the three months ended September 30, 1996, the portion of the provision for doubtful accounts relating to commissions receivable decreased from the three months ended September 30, 1995, as the Company continued to de-emphasize its sale of VOIs in properties owned by other developers.

         Depreciation and amortization expense increased 41.1% to $531,000 for the quarter ended September 30, 1996 from $376,000 for the quarter ended September 30, 1995, primarily due to increased purchases of computer hardware, software and other equipment.

         As a result of the continued increase in sales of VOIs sold in Company-owned properties, the Company's interest income from financing activities increased to $2.3 million for the quarter ended September 30, 1996 from $1.3 million for the quarter ended September 30, 1995. This approximated 7.4% of revenues during the third quarter of 1996 as compared to 4.4% of revenues during the similar period of the prior year. This increase was partially offset by interest paid on increased borrowings against loans hypothecated by the Company to unaffiliated lenders of $794,000 during the third quarter of 1996 compared to $664,000 during the third quarter of 1995. At September 30, 1996, the Company had a portfolio of 10,048 loans to VOI purchasers, which loans had a weighted average maturity of 5.4 years and a weighted average interest rate of 16.1%, compared to a weighted average interest rate of 10.5% on Company borrowings from unaffiliated lenders secured by VOI mortgages receivable. The Company has historically derived substantial income from its financing activities.

         The Company provides a provision for income taxes at an effective rate of 38% of the consolidated net income of Vacation Break U.S.A., Inc. and its consolidated United States subsidiaries. The consolidated net loss includes income from non-taxable Bahamian Corporations. After giving effect to the non-taxable income included in the consolidated net loss, the effective tax rate for the three months ended September 30, 1996 was 26.1%.

         As a result of the foregoing, the Company incurred a net loss of $482,000 for the quarter ended September 30, 1996, a decrease of $1.7 million or 394% from Proforma net income of $1.2 million for the quarter ended September 30, 1995.

         NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1995

         The following table sets forth for the periods indicated key items of the Company's financial statements expressed as a percentage of the Company's total revenues:

                                                                    PERCENTAGE OF TOTAL REVENUES
                                                                  NINE MONTHS ENDED SEPTEMBER 30,
                                                                  -------------------------------
                                                                    1996                1995
                                                                    ----                ----
         Vacation ownership interests                               49.2%  (1)(2)      33.7%   (1)
         Vacation packages                                          36.9               50.8
         Resort operations and other                                 7.8                7.4
         Interest earned on mortgages receivable                     4.8                3.6
         Commissions earned on marketing agreements                  1.3                4.5
         Net income/Proforma net income                              4.7   (1)(2)       4.9    (1)(3)

                                                                    GROSS PROFIT PERCENTAGES
                                                                NINE MONTHS ENDED SEPTEMBER 30,
                                                                -------------------------------
                                                                    1996                 1995
                                                                    ----                 ----
         Vacation ownership interests                               43.3%  (1)(2)       41.4%  (1)
         Vacation packages                                         (20.7)               (1.0)
         Resort operations and other                                (3.2)                5.1
         Interest earned on mortgages receivable                    70.0                55.5
         Commissions earned on marketing agreements                 24.7                34.7

         (1) Does not include deferred revenues and related net income from sales of VOIs deferred for financial statement reporting purposes.
         (2) Includes the recognition of sales deferred at the beginning of the period.
         (3) Reflects the effect on historical statement of operations data, assuming the Company had been treated as a C corporation rather than as an S corporation for income tax purposes.

         The Company's total revenues for the nine months ended September 30, 1996 were $127.1 million, an increase of $41.5 million or 48.5% from revenues of $85.6 million for the comparable period in 1995. The Company sold 56,145 vacation packages during the nine months ended September 30, 1996, compared to 123,727 during the nine months ended September 30, 1995 reflecting the Company's increased focus on diversifying its marketing programs to generate tour flow. As of September 30, 1996, the Company had approximately 150,000 unused vacations included in deferred revenues-vacation packages which, combined with the utilization of new vacation packages to be sold by the Company as well as sales tours generated from marketing sources other than the Companies vacation packages, should generate increased VOI sales over the next eighteen months if inventory is available and the Company's efficiency in generating sales is maintained. The Company experienced a 9.0% increase in the number of vacation packages used during the first nine months of 1996 compared to the first nine months of 1995 and continued to experience an increasing level of VOI sales from Company-owned resort properties. Approximately 20% of tours taken during the nine months ended September 30, 1996 were from sources other than the Company's vacation packages.

         The Company recognized revenues from the sale of vacation packages of $46.9 million during the first nine months of 1996, an increase of approximately $3.4 million or 7.8% from $43.5 million during the first nine months of 1995. This increase was due to an increase in the number of vacations taken (9.0% increase), an increase in revenues derived from various vacation upgrades, and the recognition of greater revenues upon the expiration of vacation packages in the first nine months of 1996 as compared to the first nine months of 1995. Vacation package revenues decreased as a percentage of total revenues to 36.9% in the first nine months of 1996 compared to 50.8% during the first nine months of 1995, primarily due to a $33.6 million increase in the sale of VOIs in Company owned resorts. The cost of vacation packages increased to $56.6 million in the nine months ended September 30, 1996 from $43.9 million in the nine months ended September 30, 1995 primarily due to the increase in costs associated with fulfilling vacations coupled with the increased costs associated with fulfilling vacation packages with changed itineraries due to the computer reservation problems and a vendors cruise ship fire. Included in the cost of vacation packages are the direct cost of providing hotel accommodations and cruises, commissions paid to telephone marketing representatives, fulfilling vendor guarantees, mailing and telephone costs, rent, salaries paid to employees involved in reservations, verification and confirmation activities and customer service, processing fees and expenses relating to lead generation. As a result of the foregoing, the Company recorded a loss of $9.7 million from the sale of vacation packages during the first nine months of 1996, compared to a loss from the sale of vacation packages of $449,000 in the first nine months of 1995. The Company will continue to emphasize customer service and incur increased fulfillment costs provided that the results are an increased tour flow and more efficient VOI sales. The Company sold 56,145 vacation packages in the nine months ended September 30, 1996, a decrease of 67,582 vacation packages sold or 54.6% from the comparable period in 1995. If, as has been the case in the past, a significant number of vacations are not taken, the revenue from such vacation packages will be recognized during future periods.

         The number of vacations taken in the first nine months of 1996 increased by 9.0% to 42,663 from 39,153 vacations taken during the first nine months of 1995. During the nine months ended September 30, 1996, approximately 80.0% of all vacation package travelers toured Company owned resorts, a decrease of approximately 5.0% from the Company's historical experience. The decrease in tours was primarily the result of the Company's reservation system conversion and a fire aboard a third party vendor's cruise ship, which materially altered the itinerary of vacation package travelers commencing in May 1996. The Company has attempted to rectify these problems but expects the effect to persist into the fourth quarter of 1996.

         The Company sold an aggregate 4,712 VOIs in completed and pre-completion units at Company properties during the nine months ended September 30, 1996, compared to 3,051 VOIs in Company-owned completed units during the first nine months of 1995. This represents an increase in sales volume of 54.4% (including pre-completion sales) in the first nine months of 1996 compared to the first nine months of 1995 and represents 49.2% of total revenues in the first nine months of 1996 (exclusive of deferred revenues from sales in pre-completion units) and
         33.7 % of total revenues in the similar period of 1995. This increase reflects the acquisition and development by the Company of additional resort properties beginning in 1994 and the shift in the Company's emphasis from selling VOIs in resort properties owned by other developers to selling VOIs in its own resort properties, which VOI sales are more profitable. The Company recognized revenues from the sale of VOIs of $62.5 million in the nine months ended September 30, 1996, of which $57.0 million was derived from the sales of VOIs in completed units and was recorded as earned revenue and $5.5 million was derived from the sales of VOIs in pre-completion units which was recorded as deferred revenue-VOIs on the Company's balance sheet at December 31, 1995. In comparison, the Company derived revenues of $35.1 million from the sales of VOIs in the nine months ended September 30, 1995, of which $28.8 million was derived from the sales of VOIs in completed units and was recorded as earned revenue and $6.3 million was derived from the sales of VOIs in pre-completion units which was recorded as deferred revenue on the Company's balance sheet at September 30, 1995. The costs of the VOIs sold by the Company and recorded as earned revenues increased to $35.4 million exclusive of deferred costs related to pre-completion VOI sales in the first nine months of 1996 from $16.9 million in the first nine months of 1995, reflecting the higher level of VOI sales. The deferred costs related to VOIs under development at September 30, 1996 were approximately $2.4 million. The cost of VOIs sold consists primarily of the direct costs of the units in which VOIs are sold, marketing expenses, including sales commissions and other marketing costs and sales and support expenses directly related to the sale of VOIs. The cost of VOIs sold as a percentage of revenues derived from the sale of VOIs decreased to 56.7% for the nine months ended September 30, 1996 from 58.6% for the nine months ended September 30, 1995 due in part to fixed costs remaining level while sales volume increased 116.7 %. This decrease was partially offset by the increased product costs at the Star Island Property.

         The reconciliation of VOI sales revenue recorded and deferred revenues is as follows:

                                                                               NINE MONTHS ENDED
                                                                               -----------------
                                                                                 SEPTEMBER 30,
                                                                                 -------------
                                                                            1996              1995
                                                                            ----              ----

           VOI sales revenues recorded during the period                 $57,003,283      $35,122,667
           VOI sales revenues deferred at the beginning of the period      9,233,181         -
           VOI sales revenues deferred at the end of the period           (3,755,526)      (6,291,005)
                                                                          -----------      -----------

           VOI sales revenues recognized during the period               $62,480,938      $28,831,662
                                                                         ===========      ===========

         The Company's continued emphasis on the development of resort properties and the sale of VOIs in such properties resulted in a decrease in commissions received in connection with the sale of VOIs for other developers. The Company derived commission revenues of $1.7 million in the nine months ended September 30, 1996, a decrease of $2.2 million or 56.4% from the nine months ended September 30, 1995. Furthermore, commissions as a percentage of total revenues decreased to 1.3% in the nine months ended September 30, 1996 from 4.5% in the nine months ended September 30, 1995. Commissions and related expenses under marketing agreements decreased to $1.3 million in the first nine months of 1996 from $2.5 million in the first nine months of 1995. Such expenses as a percentage of commission revenues increased to 75.3% in the first nine months of 1996 from 65.3% in the first nine months of 1995 as a result of a sustained level of fixed expenses and a decrease in commission revenue, reflecting the Company's shift in emphasis from selling VOIs in properties owned by other developers to selling VOIs in Company-owned resort properties as well as costs associated with the closing of sales and marketing operations for a third party developer in the Bahamas.

         The Company's revenues from resort and other operations increased to $9.9 million in the nine months ended September 30, 1996 from $6.3 million in the nine months ended September 30, 1995, primarily as a result of an increase in the occupancy rate and food and beverage sales at the PORT LUCAYA RESORT AND YACHT CLUB, commencement of operations at the PALM AIRE RESORT & SPA, which was acquired in the second quarter of 1995, and the commencement of operations at the SANTA BARBARA RESORT AND YACHT CLUB in January 1996. The cost of resort operations increased to $10.2 million in the first nine months of 1996 from $6.0 million in the first nine months of 1995. Such costs as a percentage of revenues from resort and other operations increased to 103.2% in the first nine months of 1996 from 94.9% in the first nine months of 1995. This increase in costs was primarily the result of the Company's commencement of operations at the PALM AIRE RESORT AND SPA and SANTA BARBARA RESORT AND YACHT CLUB. The Company has historically incurred losses during the start-up phase of a new resort and no assurance can be given that resort operations will become profitable.

         General and administrative expenses, consisting primarily of expenses related to corporate overhead including substantial costs related to the Company's expansion of its information systems department, as well as executive compensation, increased to $8.7 million in the nine months ended September 30, 1996 compared to $6.0 million in the nine months ended September 30, 1995, and amounted to approximately 6.8% of the Company's total revenues during the nine months ended September 30, 1996 as compared to approximately 7.0% of the Company's total revenues during the nine months ended September 30, 1995 reflecting the Company's emphasis on stabilizing labor and administrative costs.

         The provision for doubtful accounts decreased to $873,000 for the nine months ended September 30, 1996 from $926,000 for the nine months ended September 30, 1995. This provision includes an allowance for doubtful accounts relating to mortgages receivable as well as commissions receivable on marketing contracts. The portion of the provision for mortgages receivable increased during the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995 as a result of the increased mortgages receivables related to increased VOI sales volume. However, during the nine months ended September 30, 1996, the portion of the provision for doubtful accounts on commissions receivable decreased from the nine months ended September 30, 1995, as the Company continued to de-emphasize its sale of VOIs in properties owned by other developers.

         Depreciation and amortization expense increased 45.5% to $1.6 million for the nine months ended September 30, 1996 from $1.1 million for the nine months ended September 30, 1995, primarily due to increased purchases of computer hardware, software and other equipment.

         As a result of the continued increase in sales of VOIs in Company-owned properties, the Company's interest income from financing activities increased to $6.1 million for the nine months ended September 30, 1996 from $3.1 million for the nine months ended September 30, 1995. This approximated 4.8% of revenues during the first nine months of 1996 as compared to 3.6% of revenues during the similar period of the prior year. This increase was partially offset by interest paid on increased borrowings against loans hypothecated by the Company to unaffiliated lenders of $1.8 million during the first nine months of 1996 compared to $1.4 million during the first nine months of 1995. At September 30, 1996, the Company had a portfolio of 10,048 loans to VOI purchasers, which loans had a weighted average maturity of 5.4 years and a weighted average interest rate of 16.1%, compared to a weighted average interest rate of 10.5% on Company from unaffiliated lenders secured by VOI mortgages receivable. The Company has historically derived substantial income from its financing activities.

         The Company provides a provision for income taxes at an effective rate of 38% of the consolidated net income of Vacation Break U.S.A., Inc. and its consolidated United States subsidiaries. A portion of the consolidated net income includes income from non-taxable Bahamian Corporations. After giving effect to the non-taxable portion of the consolidated net income, the effective tax rate for the nine months ended September 30, 1996 was 35.7%.

         As a result of the foregoing, the Company's net income was $5.9 million for the nine months ended September 30, 1996, an increase of $1.7 million or 40.5% from Proforma net income of $4.2 million for the nine months ended September 30, 1995.

         LIQUIDITY AND CAPITAL RESOURCES

         The Company offers financing to the purchasers of VOIs in Company owned resort properties who make a down payment generally equal to at least 10% of the purchase price. This financing bears interest at fixed rates, unless the down payment equals at least 50% of the purchase price and the purchaser agrees to pay the balance of the purchase price within one year from the date of purchase, in which case the Company's loan bears no stated interest. This financing is collateralized by a mortgage on the underlying VOI. The Company has entered into agreements with three lenders for the financing of customer receivables which provide an aggregate of up to approximately $78.0 million of available financing to the Company bearing interest at variable rates tied to the "prime" rate or LIBOR. As of September 30, 1996, approximately $26.6 million was outstanding under such financing agreements. A significant portion of this indebtedness has been guaranteed by Ralph Muller, the Chairman of the Board, Chief Executive Officer and majority shareholder of the Company. Under these financing arrangements, the Company hypothecates, or pledges as security, qualified purchaser promissory notes to these lenders, who lend the Company 75% to 85% of the principal amount of such notes or, in the case of pre-completion financing, 60% to 65% of the principal amount of such notes. Payments under these promissory notes are made by the purchaser borrowers directly to a 'lockbox,' or payment processing center, and such payments are credited against the Company's outstanding balance with the respective lenders. Of the aggregate availability of approximately $78.0 million, $30.0 million of such availability is a revolving loan with scheduled availability until December 1997; $15.0 million of such availability is a revolving loan with scheduled availability until June 1997; $15.0 million of such availability is a revolving loan with scheduled availability until March 1998; and $5.0 million of such availability is a revolving loan with scheduled availability until September 1997. In addition, during the nine months ended September 30, 1996, the Company did not extend $12.5 million of availability of which $11.7 million was outstanding at September 30, 1996 and will be repaid through customer receivable collections. The Company is currently discussing the extension of this $12.5 million line with the lender. Following termination of the availability period of each of the respective agreements, borrowings under the aggregate agreements are required to be repaid over a period of between five and eight years. The Company believes that it has substantial loan availability to provide financing of new VOI purchases through mid 1997 for the four presently active selling resorts. Although the Company believes it can obtain additional financing from other lenders if necessary, other than as set forth herein, it does not presently have binding agreements to extend the terms of such financing or for any replacement financing, and there can be no assurance that alternative or additional arrangements can be made on terms that will be satisfactory to the Company. Accordingly, future sales of VOIs may be limited by both the availability of funds to finance the initial negative cash flow that results from sales that are financed by the Company and by reduced demand which may result if the Company is unable to provide financing to purchasers of VOIs. If the Company is required to sell its customer receivables, discounts from the face value of such receivables may be required. At September 30, 1996, the Company had a portfolio of 10,048 loans to VOI purchasers, which loans had a weighted average maturity of approximately 5.4 years, and a weighted average interest rate of 16.1%, compared to a weighted average interest rate of 10.5% on borrowings against loans hypothecated by the Company to unaffiliated lenders. The Company has historically derived substantial income from its financing activities.

         The Company also requires funds to finance the future purchases of and improvements to resort properties. Such capital has been, and is anticipated to continue to be, provided from operations and from secured term loans under existing and future credit facilities, as well as from the proceeds of the Company's initial public offering of Common Stock in December 1995 ("IPO"). The Company presently has no material commitments to make capital expenditures other than (i) $4.75 million to finance the estimated expenses related to the conversion of units at the PALM AIRE RESORT AND SPA for sale as VOIs, which funds are currently being provided to the Company as renovations progress pursuant to a credit facility by Bank Atlantic, and (ii) $12.7 million to finance the estimated expenses related to the conversion costs of the OCEAN RANCH RESORT for sale as VOIs, which funds being provided to the Company pursuant to a credit facility by Bank Atlantic. The indebtedness under the credit facility provided by Sun Trust as well as a $1.2 million construction facility loan provided by Sun Trust for the SANTA BARBARA RESORT AND YACHT CLUB, has been personally guaranteed by Mr. Muller. The Company has received a commitment letter for the financing of the estimated $13.0 million of new construction costs at a planned 84-unit phase of the Sea Gardens property from a lending institution, with an expected closing in November 1996. Similarly, the Company is in the process of financing the estimated $11.0 million acquisition and renovation costs for a Central Florida, East Coast property under contract with one of its third party lenders, although the Company has not entered into a definitive agreement with respect to such financing.

         The Company intends to continue to provide financing to purchasers of VOIs and to obtain funds to finance the negative cash flow resulting from the payment of sales commissions and other selling expenses and to make release payments on bank indebtedness relating to development of its resort properties. For the nine months ended September 30, 1996 and 1995, the Company derived interest income of $6.1 million and $3.1 million, respectively, from the financing of purchaser notes receivable, and incurred interest expenses of $1.8 million and $1.4 million respectively, relating to loans secured by notes hypothecated to these unaffiliated lenders.

         During the nine months ended September 30, 1996 and 1995, the Company's operating activities used approximately $24.3 million and $2.3 million, respectively, in cash, and its investing activities provided approximately $8.0 million and used approximately $7.9 million, respectively, in cash. During these periods $18.4 million and $12.4 million, respectively, was provided through the Company's financing activities, resulting in a net increase in cash and cash equivalents of $2.1 million in the third quarter of 1996 and $2.2 million during the third quarter of 1995.

         The Company completed an IPO of its Common Stock in December 1995, which provided net proceeds to the Company of approximately $8.1 million. In January 1996, the Company received additional net proceeds of approximately $1.2 million in connection with the underwriter's exercise of its over-allotment option.

         At December 31, 1995, the Company recorded an accrued distribution for taxes in the amount of approximately $3.4 million. This accrual, payable to the majority shareholder, was the result of the conversion of all of the Company's affiliated S corporations to C corporations. This amount represents taxes, payable by the majority shareholder, resulting from earnings of the S corporations prior to the termination of such elections. During the first six months of 1996, the Company funded approximately $1.1 million of such amount and funded the remaining $2.3 million during October 1996.

         The Company believes that funds from operating and financing activities, borrowings under its existing credit facilities and the net proceeds from the IPO are sufficient to satisfy its contemplated cash requirements through the next twelve months, and that its long-term financing requirements will be met through operating and financing activities in the normal course of its business and, if deemed necessary or appropriate, through additional financing.

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

         b.       Exhibits and Reports on Form 8-K:

                  NONE



         SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         VACATION BREAK U.S.A., INC.

         By:      /S/ RALPH P. MULLER
                  -------------------
           Ralph P. Muller
           Chairman of the Board and Chief Executive Officer

         Date:    November 13, 1996

         By:      /S/ KEVIN M. SHEEHAN
                  --------------------
           Kevin M. Sheehan
           President

         Date:    November 13, 1996

         By:      /S/ HENRY M. CAIRO
                  ------------------
           Henry M. Cairo
           Chief Financial Officer and Chief Operating Officer

         Date:    November 13, 1996