Form 10-K
period 1996-12-31
VACATION BREAK USA INC
filed 1997-03-31
CIK 946733

FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                       OR

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934

             For the transition period from ________ to ___________

                         Commission file number: 0-27270

                           VACATION BREAK U.S.A., INC.
             (Exact name of registrant as specified in its charter)

                   FLORIDA                        59-2581811
       State or other jurisdiction of          (I.R.S.  Employer
        incorporation or organization         Identification No.)

                             6400 N. ANDREWS AVENUE
                                 PLAZA SUITE 200
                            FT. LAUDERDALE, FL 33309

                  Registrant's telephone number: (954) 351-8500
                         ------------------------------

           Securities registered pursuant to Section 12(b) of the Act:

             TITLE OF EACH CLASS                   NAME OF EACH EXCHANGE
                                                    ON WHICH REGISTERED
                                        NONE

           Securities registered pursuant to section 12(g) of the Act:

                          COMMON STOCK, $ .01 PAR VALUE

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         As of March 21, 1997, the aggregate market value of the Common Stock of the Registrant held by non-affiliates was $20,246,643 based on a closing price of $9.00 for the Common Stock, par value $ .01 per share (the "Common Stock"), as reported on the NASDAQ National Market on such date.

         As of March 21, 1997, the number of outstanding shares of Common Stock was 8,610,225.

         Information required by Part III is incorporated by reference to portions of the registrant's 1997 proxy statement for the Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission within 120 days after the close of the 1996 fiscal year.

                                     PART I

ITEM 1.               BUSINESS.

GENERAL

         Vacation Break U.S.A., Inc. ("Vacation Break", and together with its subsidiaries, the "Company"), develops, markets, operates and finances vacation ownership interests ("VOIs") in premium resort properties in Florida and engages in other leisure-oriented business activities. The VOIs offered by the Company consist of undivided fee interests, which provide owners with the exclusive right to use a vacation residence in perpetuity, typically for a one-week period each year. The Company sells fully-furnished VOIs in its own resort properties in South and Central Florida and also receives sales commissions in connection with the sale of VOIs in resort properties owned by other developers in Florida. The Company's principal business strategy is to sell VOIs in Company-owned resorts rather than in properties owned by other developers, as sales of VOIs in Company-owned resorts are more profitable and will generate future sources of revenues and earnings through the Company's financing and resort management activities.

         The Company believes that the key to being a successful VOI developer is by having strong, diversified and cost effective marketing programs. Through marketing programs, the Company generates leads for the sale of VOIs. Historically, the Company's principal means of attracting prospective purchasers of VOIs has been through the sale of discounted, high quality vacation packages. Marketing/lead generation is typically a significant cost to a VOI developer. The Company believes that its vacation packages in part enable the Company to generate leads for the sale of VOIs at a lower cost per lead than is typical in the industry. The Company's current marketing strategy is to expand and diversify its lead generation programs through both more traditional VOI marketing programs and other lead generation programs. The vacation package still serves as a major, and cost efficient, marketing tool for the Company complemented by the addition of innovative approaches.

         The Company believes that it provides VOI owners with an attractive long-term vacation experience. The VOIs sold by the Company are all in full service resorts that typically feature swimming pools, restaurants and access to golf courses, marinas, beaches, tennis courts, spa or recreational facilities and other amenities. In addition, the Company owns and operates two yachts and two fishing vessels, which can be chartered by owners of VOIs at attractive rates. The Company maintains close contact with its VOI owners by virtue of its role as property manager of its VOI resorts. This exposure to VOI owners also enables the Company to improve the management of its resorts, while reducing marketing expenses which it would otherwise incur to the extent repeat and referral business is generated through such contacts.

         The Company believes that its VOIs are made more attractive through the Company's participation in Resort Condominium International's ("RCI's") or Interval International's ("Interval") exchange networks, which have a total of more than 4,300 participating resort facilities in 81 countries and in excess of 2 million and 700,000 individual members worldwide with in excess of 1.85 million vacation exchanges annually. Membership in RCI or Interval entitles the Company's customers to exchange their occupancy right in the unit in which they own a VOI for an occupancy right in another participating resort, based upon availability and the payment of a variable exchange fee to RCI or Interval.

         The Company offers financing to the purchasers of VOIs in the Company's resort properties and finances a substantial portion of its loans to purchasers of VOIs with borrowings from unaffiliated lenders. At December 31, 1996, the Company had a portfolio of 10,911 loans to VOI purchasers, which loans had a weighted average maturity of approximately 5.3 years, and a weighted average interest rate of 16.3% compared to a weighted average interest rate of 10.4% on the Company's borrowings from its lenders. Fewer than 2% of the mortgage loans for VOIs which the Company has financed have resulted in foreclosure. The Company believes that its financing activities both enhance its ability to sell VOIs and provide the Company with a significant source of revenues and earnings.

         The Company currently owns and is developing five VOI resort properties. As of December 31, 1996, the Company has sold 6,971 VOIs at the SEA GARDENS BEACH AND TENNIS RESORT in South Florida and has 49 VOIs remaining available for sale at such resort, and the Company currently is constructing an additional 4,368 VOIs at this resort with sales expected to commence in the second quarter of 1997. A second resort, the SANTA BARBARA RESORT AND YACHT CLUB, owned by the Company in South Florida opened in May 1995 and, of the approximately 4,680 VOIs available for sale at this resort, 3,389 VOIs were sold as of December 31, 1996. The Company also owns a 55% interest in the PALM AIRE RESORT AND SPA in South Florida, which, upon completion of construction to convert the property for the sale of VOIs, will have approximately 5,564 VOIs available for sale. This property has the potential to accommodate additional expansion of 14,716 VOIs from new purpose built phases. There were 1,954 VOIs sold at this resort as of December 31, 1996. The Company has also entered into an agreement pursuant to which it has the obligation to acquire 100 condominium units at VACATION BREAK AT STAR ISLAND in the Orlando area to be sold as approximately 5,200 VOIs of which 2,447 were sold as of December 31, 1996. The Company also owns a 55% interest in the ROYAL VISTA (formerly known as OCEAN RANCH) property where, upon completion of renovation and construction, the Company will have an additional 5,148 VOIs in South Florida. Construction on this project is expected to be completed in the late fall of 1997 with sales expected to commence in the third quarter of 1997. The Company continually monitors its VOI availability to approximately match it with expected tours produced through the various marketing programs.

         The Company has entered into an Agreement and Plan of Merger (the "Acquisition Agreement") dated as of November 26, 1996 as amended on March 28, 1997 among the Company, Westview Resorts Corporation ("Westview"), Williamsburg Plantation, Inc. ("Williamsburg"), The Berkley Group, Inc. ("Berkley"), and Ocean Ranch Development, Inc. ("Ocean Ranch", and collectively with Westview, Williamsburg and Berkley, the "Lambert Companies"). The Lambert Companies are all majority owned and/or controlled by Jane E. Lambert.

         Pursuant to the Acquisition Agreement, the Company will acquire existing development and resorts at Bonaventure at Westview in Ft. Lauderdale and Williamsburg, Virginia. In addition, the Company will acquire (i) Berkley Vacation Resorts, Inc. ("BVRI"), and Cocowalk Development, Inc. both of which are wholly owned subsidiaries of Berkley which own land adjacent to the Bonaventure resort, (ii) a 45% interest in each of two properties, the Palm Aire Resort and Spa ("Palm Aire") such 45% interest held by wholly owned subsidiary of Berkley and Royal Vista ("Royal Vista") (formerly known as Ocean Ranch) in each of which the Company currently owns the remaining 55% interest and (iii) a 25% interest in Daily Management, Inc. ("DMI").

         The Company will (i) issue a total of 8.7 million shares of the Company's Common Stock, 7.7 million of which (the "Lambert Shares") will be issued to James E. Lambert and members of his family and 1.0 million of which (the "Berkley Shares," and together with the Lambert Shares, the "Merger Shares") will be issued to Berkley, (ii) distribute $19.0 million in cash to James E. Lambert, and (iii) distribute to Berkley in cash an amount equal to the actual costs incurred for the land and construction in progress on the date of closing of the transactions contemplated by the Acquisition Agreement for the land owned by BVRI and CDI.

         Consummation of the transaction is subject to, among other things, approval of the Company's shareholders. Upon approval of the transaction, the Company's Board of Directors will consist of two designees chosen by James E. Lambert, one designee chosen by the Berkley Group, three designees chosen by the Company and two independent designees to be chosen by James E. Lambert and Berkley.

         In connection with the Mergers, the Company and Berkley will enter into a Marketing, Sales and Administrative Services Agreement pursuant to which Berkley will continue to perform marketing and related services for the Company at Westview and Williamsburg. In addition, pursuant to an employment agreement to be entered into between the Company and James E. Lambert, Mr. Lambert will serve as the Company's Chief Executive Officer for an initial period of three years following consummation of the transactions contemplated by the Acquisition Agreement.

         As a result of the Acquisition Agreement the Lambert Companies, including James E. Lambert will own approximately 50.3% of the outstanding grou shares of Common Stock of the Company.

         In connection with the Mergers, the Company and Berkley will enter into a Marketing, Sales and Administrative Services Agreement pursuant to which Berkley will perform marketing and related services for the Company in Florida and Virginia. In addition, pursuant to an employment agreement to be entered into between the Company and James E. Lambert, Mr. Lambert will serve as the Company's Chief Executive Officer for an initial period of three years following consummation of the transactions contemplated by the Acquisition Agreement.

INDUSTRY OVERVIEW

         The resort component of the leisure industry is serviced by two separate alternatives for overnight accommodations: (i) commercial lodging establishments and (ii) vacation ownership. Commercial lodging consists of the hotel/motel sector in which a room is rented on a nightly, weekly or monthly basis for the duration of the visit. This sector is supplemented by rentals of privately-owned condominium units or homes. For many vacationers, particularly those with families, the cost of a lengthy stay at a quality establishment can be very expensive. In addition, room rates and availability are subject to change periodically. Vacation ownership presents an economic alternative.

         Vacation ownership is available through a variety of different products, including whole ownership of homes and condominiums; interval ownership plans, including fractional ownership of weekly or other periodic intervals; condominium hotels; shared resort membership; campgrounds and ranch acreage land. Unlike commercial lodging arrangements, the individual purchasing one of the foregoing products acquires an ownership interest in the underlying property or in the entity that owns the property.

         Vacation interval ownership has existed in the United States since the late 1960s and has, during the past few years, become one of the fastest-growing real estate and vacation industries in the United States and worldwide. The American Resort Development Association ("ARDA") estimates that approximately
1.7 million United States families own VOIs in resorts worldwide and that sales volume in the vacation ownership interval industry in the United States in 1996 was in excess of $2.0 billion with worldwide sales in excess of $5.0 billion. ARDA also estimates that Florida has a substantially higher concentration of VOIs than any other state in the United States.

         The Company believes that the following factors have contributed to the recent growth in the vacation interval ownership industry:

* Increased acceptance of the vacation interval ownership concept among the general public, as a result of positive public relations.

* Increased consumer confidence resulting from extensive regulation of the vacation ownership industry.

* The cost and flexibility advantages of vacation ownership and exchange through organizations such as RCI and Interval.

* An improvement in the quality of the resorts in which VOIs are being offered.

* Improved availability of financing for purchasers of vacation intervals.

* Increased consumer awareness of the value and benefits of vacation ownership, including the cost savings relative to other lodging alternatives.

         The Company believes that one of the most significant factors contributing to the current success of the vacation interval ownership industry is the entry into the market of some of the world's major lodging, hospitality and entertainment companies which, beginning in 1984 with the successful entry of Marriott Ownership Resorts, have begun to develop and sell VOIs in resort properties. Other major companies which now operate or are developing VOI resorts include The Walt Disney Company, Hilton Hotels Corporation, Westin Hotels and Resorts, Hyatt Corporation, Four Seasons Hotels and Resorts, Embassy Suites Hotels, Ramada International Hotels and Resorts, Vistana Resort, Signature Resorts and Fairfield Communities. The Company believes that these companies are attracted to the vacation interval ownership concept because of the industry's relatively high profit margins and the recognition that vacation interval ownership provides an attractive alternative to the traditional hotel-based vacation, which is complementary to their existing businesses. Moreover, the Company believes that such participation by these companies has enhanced the credibility, and consumer acceptance, of vacation interval ownership.

BUSINESS STRATEGY

         The Company's business strategy is to acquire, develop, market and finance additional resort properties for its own account and to sell VOIs in such properties. The Company has effected this strategy in several ways. The Company (i) has purchased a 100% interest in certain resort properties, (ii) has participated as a joint venture partner in connection with the acquisition and development of certain resort properties, and (iii) has entered into a marketing and purchase arrangement pursuant to which the Company has contracted to acquire condominium units for sale as VOIs. The Company intends to continue to effect its business strategy as it has in the past, and will determine the most appropriate structure to market VOIs in a particular resort property on a case-by-case basis in light of its available alternatives while maximizing profit potential. The Company believes that the key to being a successful VOI developer is by having strong, diversified and cost effective marketing programs. Through marketing programs, the Company generates leads for the sale of VOIs. Historically, the Company's principal means of attracting prospective purchasers of VOIs has been through the sale of discounted, high quality vacation packages. Marketing/lead generation is typically a significant cost to a VOI developer. The Company believes that its vacation packages in part enable the Company to generate leads for the sale of VOIs at a lower cost per lead than is typical in the industry. The Company's current marketing strategy is to expand and diversify its lead generation programs through both more traditional VOI marketing programs and other lead generation programs. The vacation package still serves as a major, and cost efficient, marketing tool for the Company complemented by the addition of innovative approaches.

         The Company strives to be responsive to the continuing needs of the purchasers of its VOIs, who frequently serve as referral sources and repeat buyers. The Company maintains close contact with VOI owners by virtue of its role as property manager of principally all of its VOI resorts. Through acting as property manager, the Company believes that it is able to continually improve the vacation experience of its VOI owners. The Company believes that its vacation packages and VOIs have been well-received by its customers, as indicated by the Company's market research and that of the exchange companies.

VOI RESORT PROPERTIES

         The Company currently owns and is developing five vacation ownership resort properties in Florida.

         The SEA GARDENS BEACH AND TENNIS RESORT is situated on 7.5 acres in Pompano Beach, Florida, and consists of a total of 7,020 VOIs of which 49 remained available for sale at December 31, 1996. VOIs in this resort are offered for sale at prices ranging from $9,000 to $15,000 per week. The SEA GARDENS BEACH AND TENNIS RESORT is situated on 250 feet of beachfront property, and features a beach club restaurant, a beachfront activity center offering a wide range of watersports and 14 tennis courts. The SEA GARDENS BEACH AND TENNIS RESORT has been designated as a Gold Crown Resort by RCI, which awards this designation to less than 13% of its in excess of 3,000 member resorts. This resort has also received top honors for both landscaping and interior design in ARDA's 1993 award competition. The Company is currently constructing a new 10 story phase of Sea Gardens which is expected to include 4,368 VOIs which will commence selling in the second quarter of 1997 with construction expected to be completed by December 1997.

         The SANTA BARBARA RESORT AND YACHT CLUB, situated on 1 1/4 acres in Pompano Beach, consists of 90 studio, one and two bedroom units for sale as 4,680 VOIs priced at an average of approximately $10,500 per week. This resort features a swimming pool, a restaurant and banquet facilities, as well as dockage on the Spanish River and close access to the beach and the Atlantic Ocean. The Company began offering VOIs at this resort in May 1995 and, at December 31, 1996, 1,291 VOIs remained available for sale at this resort. The SANTA BARBARA RESORT AND YACHT CLUB has been designated as a Gold Crown Resort by RCI and the resort received top honors as a renovated hotel in ARDA's 1995 awards competition.

         In April 1995, the Company purchased a 55% interest in a general partnership which acquired the PALM AIRE RESORT AND SPA, in Pompano, Florida, which represents 5,564 VOIs to be offered at an average price of $10,500 per week. This resort features a health spa, swimming pools, a restaurant, banquet facilities, as well as access to adjacent golf courses. Additionally, purchasers of VOIs are granted access to the beach at the Company's SEA GARDENS BEACH AND TENNIS RESORT, which is situated approximately five miles from this resort. The Company began offering VOIs for sale at this resort in August 1995 and, at December 31, 1996, 3,610 of such VOIs remained available for sale. The FAIRWAYS AT PALM AIRE, located at PALM AIRE RESORT AND SPA, has been designated as a Gold Crown Resort by RCI.

         Pursuant to a sales and marketing agreement with the Palm Vacation Group, the Company has the right to serve as the exclusive marketing agent for this resort for which it receives commissions based on sales of VOIs. The Company is entitled to 55% of the net profits of the Palm Vacation Group. The remaining 45% interest not owned by the Company is to be acquired as part of the Acquisition Agreement See "-General".

         In May 1995, the Company entered into a marketing and unconditional purchase agreement under which the Company is obligated to purchase 100 condominium units, to be sold as VOIs, in a development being constructed in Orlando, Florida. This project is known as VACATION BREAK AT STAR ISLAND. These condominium units are expected to comprise approximately 5,200 VOIs which are being offered at an average price of $12,500 per week. At December 31, 1996, 2,753 VOIs remained available for sale at this resort. The Company has an unconditional obligation to pay a per unit-week purchase price associated with the construction of these units equal to a percentage of the sales price expected to be received by the Company for each VOI available for sale whether or not such VOIs are in fact sold. VACATION BREAK AT STAR ISLAND has been designated as a Five Star resort by Interval.

         In January 1996, the Company purchased a 55% interest in a general partnership which purchased the OCEAN RANCH RESORT, located in Pompano, Florida expected to comprise 5,148 VOIs. Construction has commenced and is expected to be completed by December 1997 with sales of VOIs anticipated to commence in the third quarter of 1997. This property has been designated as a Five Star resort by Interval.

         Pursuant to a marketing agreement with the Ocean Ranch Group, the Company has the right to serve as the exclusive marketing agent for the OCEAN RANCH RESORT, recently renamed the ROYAL VISTA RESORT, for which it receives commissions based on sales of VOIs. The Company is entitled to 55% of the net profits of the Ocean Ranch Group. The remaining 45% interest not owned by the Company is to be acquired as part of the Acquisition Agreement. See "-General".

         The following table presents key statistics representing VOI activities in properties owned by the Company or under marketing and purchase agreements.:

                                              SEA       SANTA                   STAR    ROYAL
                                            GARDENS    BARBARA   PALM AIRE     ISLAND VISTA(1)   TOTAL
                                            -------    -------   ---------     ------ --------   -----

Number of VOI's available                    7,020      4,680       5,564      5,200    5,148   27,612
Net number of VOI's sold through
  December 31, 1996                          6,971      3,389       1,954      2,447*     -     14,761
Percent sold through
  December 31, 1996                             99%        72%         35%        47%*      0%      53%
Net number of VOI's sold during the
  12 months ended December 31, 1996            825      1,997       1,467      1,914*     -      6,203

* Includes units sold at properties where revenue and income recognition were deferred or partially deferred for financial reporting purposes.

(1) Acquired in January 1996

SALE OF VOIS IN PROPERTIES OWNED BY OTHER DEVELOPERS

         The Company sells VOIs in resort properties owned by other developers in Florida, for which it receives a commission based upon a percentage of the price of the VOI sold. These resort properties have included the Coconut Bay Resort, the Silver Seas, the Fort Lauderdale Beach Resort and the Driftwood Beach Club in Fort Lauderdale, Florida, the Costa Del Sol in Lauderdale-by-the-Sea, Florida, the Lighthouse Cove in Pompano Beach, Florida and the Ocean Reef Club in the Bahamas, and sales of VOIs are ongoing at the Bonaventure Resort and Spa in Fort Lauderdale, Florida. The Company typically receives a commission equal to approximately 45% to 48% of the sales price of a VOI in resort properties owned by other developers.

PARTICIPATION IN VOI EXCHANGE NETWORK

         The Company believes that its VOIs are made more attractive through the Company's participation in VOI exchange networks. In a recent study sponsored by the Alliance for Timeshare Excellence and ARDA, the exchange opportunity was cited by purchasers of VOIs as one of the most significant factors in determining whether to purchase a VOI. Each of the Company's VOI resort properties has been designated by RCI as a Gold Crown Resort, which awards this designation to fewer than 13% of its member resorts, or as a Five Star resort by Interval. RCI is the world's largest VOI exchange organization, which has a total of more than 3,000 participating resort facilities and approximately two million members worldwide. The cost of the annual membership fee in RCI, which is at the option and expense of the owner of the VOI, is $74 per year. Membership in RCI or Interval entitles the Company's customers to exchange in a particular year their occupancy right in the unit in which they own a VOI for an occupancy right at the same time or a different time in another participating resort, based upon availability and the payment of a variable exchange fee to RCI or Interval. An RCI or Interval member may exchange his VOI for an occupancy right in another participating resort by listing his VOI as available with RCI or Interval and by requesting occupancy at another participating resort, indicating the particular resort or geographic area to which the member desires to travel, the size of the unit desired and the period during which occupancy is desired. RCI or Interval assigns a rating to each listed VOI, based upon a number of factors, including the location and size of the unit, the quality of the resort and the period during which the VOI is available. RCI attempts to satisfy the exchange request by providing an occupancy right in another VOI with a similar rating.

         If RCI or Interval is unable to meet the member's initial request, it suggests alternative resorts based on availability. RCI or Interval has assigned high ratings to the VOIs in the Company's resort properties, and such VOIs have in the past been exchanged for VOIs at other highly-rated member resorts. Approximately 97% of all exchange requests are fulfilled by RCI and 99% are fulfilled by Interval (based on information supplied by these companies).

MARKETING

         The Company employs a variety of strategies to promote sales of VOIs. The Company's principal means of attracting prospective purchasers of VOI's is the marketing of various travel packages. These packages vary significantly by length, components and price. The majority of these high quality packages are seven-day/six-night stays with four nights accommodations in Florida, two nights accommodations in the Bahamas, and a round-trip cruise to the Bahamas. Expanding on the capabilities of its fulfillment and reservation system, the Company employs several programs that open up the short length-of-stay (mini-vacation) market. These include the sale of mini-vacations through Direct Response Television, the targeted distribution of Premium Certificates as well as the more traditional direct mail channel of marketing. Alternative distribution channels for the Company's travel products have been developed, including a major wholesale agreement with a national retail travel agency consortium, the Internet, and the two major VOI exchange companies: RCI and Interval. The Company has agreements with several well-known hotels in Florida and the Bahamas to purchase blocks of rooms during specified time periods to provide accommodations to purchasers of the Company's vacation packages. These hotels include Best Western, Ramada, Marriott, Sheraton, Hilton, Hyatt, Holiday Inn, Quality and Westin, among others. The Company also provides accommodations to purchasers of its vacation packages in its 50%-owned Port Lucaya Resort and Yacht Club in the Bahamas. In addition, the Company has agreements with several well-known cruise line companies to provide round-trip cruises between Florida and the Bahamas, including Carnival Cruise Lines, Premiere Cruise Lines, Dolphin Cruise Line and Discovery Cruise Line. The Company markets some of its vacation packages through its marketing facilities located in Fort Lauderdale, Florida and in Johnson City, Tennessee. To capitalize on the significant flow of prospects who are visiting the Company's markets via some other travel purveyor, an Off Premise Contact program has been implemented. Relationship marketing plays a significant role in the Company's marketing. This includes an Owner Referral program, a past-traveler re-marketing plan and a home-based Travel Ambassador program. These relationship marketing programs are being facilitated by the implementation of scientific database marketing strategies made possible by the Company's new CRS database reservation system. The Company also has an in-house marketing program focusing on guests staying at the Company's vacation ownership resorts, whether they are owners, renters or exchangers. Through a combination of guest services and telephone contact, these guests are invited to take a tour of the vacation ownership resort. With in excess of 400 units operating at the various resorts, the in-house program has and will continue to play a key role in the Company's VOI sales growth.


PORT LUCAYA RESORT AND YACHT CLUB

         The Company operates THE PORT LUCAYA RESORT AND YACHT CLUB, located on Grand Bahama Island, a 50%-owned joint venture with the Grand Bahama Development Company Limited, which consists of 160 hotel rooms and suites and is the only three star property on Grand Bahama Island. The Company is entitled to receive all profits deriving from this property, and bears all of the risks associated with such property. This resort, which was completed and commenced operations in September 1993, is situated on five acres adjacent to the Lucaya beach and across the street from the Lucaya Beach Casino and the Port Lucaya Festival and Marketplace. This resort features a full-service marina, a restaurant, a large pool and bar area and many other amenities. The Company believes that the resort is one of the most highly rated hotels on Grand Bahama Island. This resort is operated as a hotel to provide accommodations primarily to purchasers of the Company's vacation package who purchase upgrades to the accommodation portion of their vacation packages, and the Company has no current plans to offer VOIs at this resort.

CUSTOMER FINANCING

         The Company offers financing to the purchasers of VOIs in the Company's properties who make a down payment generally equal to at least 10% of the purchase price. This financing bears interest at fixed rates, unless the down payment equals at least 50% of the purchase price and the purchaser agrees to pay the balance of the purchase price within one year from the date of purchase, in which case the Company's loan bears no interest. This financing is collateralized by a mortgage on the underlying VOI. The Company has entered into agreements with three lenders for the financing of customer receivables which provide an aggregate of up to $77.5 million (of which $42.4 million was outstanding at December 31, 1996) of available financing to the Company bearing interest at variable rates tied to the "prime" rate or LIBOR. This indebtedness has been substantially guaranteed by the majority stockholder of the Company. Under these arrangements, the Company hypothecates qualified purchaser promissory notes to the lenders, who lend the Company 75% to 85% of the principal amount of such notes or, in the case of presale (unit-weeks sold prior to completion of construction and legal deeding of the unit-week) financing, 60% to 65% of the principal amount of such sales. Payments under these promissory notes are made by the purchaser borrowers directly to a 'lockbox,' or data processing center, and such payments are credited against the Company's outstanding balance with the respective lenders. The Company has historically derived substantial income from its financing activities. However, because the Company's borrowings bear interest at fluctuating rates and the Company's loans to purchasers of VOIs bear interest at fixed rates, the Company bears the risk of increases in interest rates with respect to the loans which it has hypothecated to unaffiliated lenders. The Company also bears the risk of purchaser default. The Company closely monitors its loan accounts and determines whether to foreclose on a case-by-case basis. Approximately 2% of the mortgage loans for VOIs which the Company has financed have resulted in foreclosure.

RESORT ACQUISITION AND DEVELOPMENT PROCESS

         The Company obtains information with respect to resort acquisition opportunities through interaction by the Company's management team with resort operators, real estate brokers, lodging companies, exchange companies and financial institutions with which the Company has established business relationships. From time to time, the Company is also contacted by lenders and property owners who are familiar with the Company's business.

         The Company has expertise in all areas of VOI resort development, including, but not limited to, architecture, construction, finance, management, operations, marketing and sales. After completing an analysis of the prospective market and the general parameters of the property or the site, the Company generates a conceptual design to determine the extent of physical construction or renovation that can occur on the site in accordance with the requirements of the local governing agencies. For most properties, the predominant factors in determining the physical design of the site include density of units, maximum construction height, land coverage and parking requirements. Following the preparation of such a conceptual design, the Company analyzes other aspects of the development process, such as construction cost and phasing, to match the projected sales flow in the relevant market. At this stage of analysis, the Company undertakes to compare sales, construction cost and phasing, debt and equity structure, cash flow, financing and overall project cost to the acquisition cost. The Company's procedures when considering a potential acquisition are set forth below.

         ECONOMIC AND DEMOGRAPHIC ANALYSIS. To evaluate the primary economic and demographic indicators for the resort area, the Company considers the following factors, among others, in determining the viability of a potential new VOI resort in a particular location: (i) supply/demand ratio for VOIs in the relevant market, (ii) the market's growth as a vacation destination, (iii) the ease of converting a hotel or condominium property into a VOI resort, (iv) the availability of additional land at the property for future development and expansion, (v) competitive accommodation alternatives in the market, (vi) uniqueness of location, and (vii) barriers to entry that would limit competition. The Company examines the competitive environment in which the proposed resort is located and all existing or to-be-developer resorts. In addition, information respecting characteristics, amenities and financial information at competitive resorts is collected and reviewed. This information is used to assess the potential to increase revenues at the resort by making capital improvements.

         PRO FORMA OPERATING BUDGET. The Company develops a comprehensive pro forma budget for the resort, utilizing available financial information in addition to the other information collected from a variety of sources. The estimated sales of units are examined, including the maintenance and marketing fees associated with such unit. The debt required to be borrowed is analyzed as well as the debt service requirements and the ability to pay back the debt in a prudent manner. Finally, the potential for overall capital appreciation of the resort is reviewed, including the prospects for liquidity through sales or refinancing of the resort.

         ENVIRONMENTAL AND LEGAL REVIEW. In conjunction with each prospective acquisition or development, the Company conducts real estate and legal due diligence on the property. This due diligence includes an environmental investigation and report by a reputable environmental consulting firm, including tests on identified underground storage tanks. If recommended by the environmental consulting firm, additional testing is generally conducted. The Company also obtains a land survey of the property and inspection reports from licensed engineers or contractors on the physical condition of the resort. In addition, the Company conducts customary real estate due diligence, including review of title documents, operating leases and contacts, zoning, and governmental permits and licenses and a determination of whether the property is in compliance with applicable laws.

OTHER OPERATIONS

         ROOM RENTAL OPERATIONS. In order to generate additional revenue at certain of its VOI resorts that have an excess inventory of VOIs, the Company rents units with respect to such unsold or unused VOIs for use as a hotel. The Company offers these unoccupied units both through direct consumer sales, computerized reservation systems, travel agents or package vacation wholesalers. In addition to providing the Company with supplemental revenue, the Company believes its room-rental operations provide it with a good source of lead generation for the sale of VOIs. As part of the management services provided by the Company to VOI owners, the Company receives a fee for services provided to rent an owner's VOI in the event the owner is unable to use or exchange the VOI.

         RESORT MANAGEMENT. The Company's VOI resorts are generally managed by the Company itself pursuant to management agreements with homeowner associations. At each of the Company's resorts, the Company enters into a management agreement with an association comprised of owners of vacation interests at the resort to provide for management and maintenance of the resort. Pursuant to each such management agreement, the Company is paid a monthly management fee equal to 15% of weekly maintenance fees except for reserves. The management agreements are typically for a three-year period, renewable annually and automatically unless notice of non-renewal is given by either party. Pursuant to each management agreement, the Company has sole responsibility and exclusive authority for all activities necessary for the day-to-day operation of the resorts, including administrative services, procurement of inventories and supplies and promotion and publicity. With respect to each resort, the Company also obtains comprehensive and general public liability insurance, all-risk property insurance, business interruption insurance and such other insurance as is customarily obtained for similar properties. The Company also provides all managerial and other employees necessary for the resorts, including review of the operation and maintenance of the resorts, preparation of reports, budgets and projections, employee training, and the provision of certain in-house legal services.

VOI OWNERSHIP

         The purchase of a VOI typically entitles the buyer to use a fully-furnished vacation residence, generally for a one-week period each year, in perpetuity. Typically, the buyer acquires an ownership interest in the vacation residence, which is held as tenant in common with other buyers of interests in the property.

         The owners of VOIs manage the property through a non-profit homeowners' association, which is governed by a Board consisting of representatives of the developer and owners of VOIs at the resort. The Board hires an agent, delegating many of the rights and responsibilities of the homeowners' association to a management Company, as described above, including grounds landscaping, security, housekeeping and operating supplies, garbage collection, utilities, insurance, laundry and repair and maintenance.

         Each VOI owner is required to pay the homeowners' association a share of all costs of maintaining the property. These charges can consist of an annual maintenance fee (generally $325 to $425 per owner plus applicable real estate taxes) and special assessments, assessed on an as-needed basis. If the owner does not pay such charges the owner's use rights may be suspended and the homeowners' association may foreclose on the owner's VOI.

FUTURE ACQUISITIONS/MERGERS

         The Company intends to expand its vacation interval ownership business from time to time by acquiring or developing resorts located in attractive resort destinations, and is in the process of evaluating strategic acquisitions in a variety of locations. Such future acquisition and development of resorts could have a substantial and material impact on the Company's operations and prospects. The Company has not entered into any definitive acquisition agreement with respect to any such resort or development opportunity other than the Lambert Companies and there can be no assurance that such an agreement will be negotiated or that any such acquisition will be consummated. In addition, the Company may consider acquiring existing management and marketing companies, VOI developers and marketers, loan portfolios or other industry related operations or acquiring assets in the fragmented VOI development, marketing, finance and management industry.

COMPETITION

         The Company is subject to significant competition from other entities engaged in the business of resort development, sales and operation, including interval ownership, condominiums, hotels and motels. Beginning in 1984 with the successful entry of Marriott Ownership Resorts, many of the world's most recognized lodging, hospitality and entertainment companies have begun to develop and sell VOIs in resort properties. Other major companies which now operate or are developing VOI resorts include The Walt Disney Company, Hilton Hotels Corporation, Westin Hotels and Resorts, Hyatt Corporation, Four Seasons Hotels & Resorts, Embassy Suites Hotels, Ramada International Hotels and Resorts, ITT Sheraton Inc., Fairfield Communities, Inc., Vistana Resort and Signature Resorts, Inc. Many of these entities possess significantly greater financial, marketing, personnel and other resources than those of the Company. In addition, all the resort properties in which the Company sells VOIs are located in Florida, and the Company intends to continue to concentrate a significant portion of its activities in Florida. There are many hotels and other vacation resorts in Florida which provide competitive alternatives to the purchase of a VOI in one of the Company's resort properties. Hotels and other resort properties located in other states may also provide a more attractive alternative to prospective purchasers of VOIs. The Company believes, however, that it has been able, and will continue, to compete effectively with these other entities on the basis of the quality of its resort properties, resort management, price and the attractiveness of Florida as a resort destination.

REGULATION

         VOI AND TELEMARKETING REGULATION. The Company's vacation and interval ownership sales and operations are subject to extensive regulation by the federal government and the states and foreign jurisdictions in which its resort properties are located and in which vacation packages and VOIs are marketed and sold. On a federal level, the Federal Trade Commission has taken the most active regulatory role through the Federal Trade Commission Act, which prohibits unfair or deceptive acts or competition in interstate commerce. Other federal legislation to which the Company is or may be subject appears in the Securities Act, the Truth-in-Lending Act and Regulation Z, the Equal Opportunity Credit Act and Regulation B, the Interstate Land Sales Full Disclosure Act and the Civil Rights Acts of 1964 and 1968. In addition, many states have adopted specific laws and regulations relating to the sale of vacation packages and to interval ownership programs. In addition, Florida law requires the Company to file with a designated state authority for its approval a detailed offering statement describing the Company and all material aspects of a proposed development and sale of VOIs. The Company is required to deliver the offering statement to all prospective purchasers of a VOI, together with certain additional information concerning the terms of the purchase. Florida law also grants the purchaser of a VOI the right to cancel a contract of purchase at any time within ten calendar days following the earlier of the date the contract was signed or the date the purchaser has received the last of the documents required to be provided, and requires the Company to provide purchasers of its vacation package with a 30-day cancellation period and a full refund upon request within such period. The Company currently maintains a policy conforming to these requirements. Many other states have similar requirements to which the Company is subject. However, no assurance can be given that the Company's interval ownership plans will not be regulated as "securities" or that the cost of qualifying under interval ownership regulations in all jurisdictions in which the Company desires to conduct sales will not be prohibitive. Most states have other laws which regulate the Company's activities such as real estate licensure; sellers of travel licensure; anti-fraud laws; telemarketing laws; price, gift and sweepstakes laws; and labor laws.

         The Company has been sued by Napa and Ventura Counties in California and the State of Idaho for deceptive trade practices stemming from its marketing of vacation packages. In March 1997, several states as part of a twelve state investigation, namely Illinois, Washington, Vermont, Connecticut and Massachusetts, filed suit against the Company in conjunction with the marketing of the vacation packages alleging deceptive trade practices. The Company believes that it is in material compliance with all federal, state and foreign laws and regulations to which it is currently or may be subject to and is in the process of settling the various state actions to which it is a party or if the actions do not settle in a reasonable period of time, defend its marketing practices. Any failure to comply with applicable laws or regulations could have a material adverse effect on the Company although the Company believes these state actions will be settled without a material impact on the financial condition of the Company. See "Legal Proceedings."

         The Company is a member of ARDA, the principal trade association representing the segment of the leisure industry that deals with ownership of resort and vacation products. Membership in ARDA entitles the Company to various benefits and services, including advertising in ARDA publications and exhibiting at ARDA trade shows. ARDA has adopted a Code of Standards and Ethics, which sets forth standards of conduct and ethics to which the Company is subject. The Company believes that it is in compliance with such code. However, failure to comply with such code may result in termination of membership in ARDA, which could have a material adverse effect on the Company.

         LAND USE REGULATION. In developing a community, the Company must obtain the approval of numerous government authorities that regulate matters such as permitted land uses, density levels, the installation of utilities including water, drainage and waste disposal, and the dedication of acreage for open space, parks, schools and other community purposes. Several authorities in Florida, including Broward and Osceola counties, have imposed impact fees as a means of defraying the costs of providing certain governmental services to developing areas. The amount of these impact fees has increased significantly during recent years. Building codes in these counties require the use of specific construction materials which increase the energy efficiency of homes. In addition, Broward and Osceola counties have attempted to impose restrictive zoning and density requirements in order to limit the number of persons who live and work within their boundaries. Counties and cities within the State of Florida have also, at times, declared moratoriums on the issuance of building permits and imposed other restrictions in the areas where sewage treatment facilities and other public facilities do not reach minimum standards. To date, restrictive zoning laws and imposition of moratoriums have not had a material adverse effect on the Company's development activities. However, there is no assurance that such restrictions will not adversely affect the Company in the future.

         Certain permits and approvals will be required to complete the developments currently being planned by the Company. The ability to obtain necessary permits and approvals is often beyond the Company's control and could restrict or prevent the development of otherwise desirable property. The length of time necessary to obtain permits and approvals increases the carrying costs of unimproved and unconverted property. In addition, the continued effectiveness of permits already granted is subject to factors such as changes in politics, rules and regulations and their interpretation and application.

         The Florida Local Government comprehensive Planning and Land Development Regulation Act provides that public facilities, including, but not limited to, sewer, solid waste, drainage, potable water, parks, roads and recreation facilities shall be available concurrently with the impact of land development projects that would use such facilities. This requirement is known as the "concurrency" requirement. Counties and cities are required to implement concurrency by adopting local comprehensive plans and land development regulations. These plans and regulations establish the guidelines for concurrency review and the exemptions from the concurrency requirement. All of the Company's construction and development projects have been found to satisfy concurrency requirements.

         ENVIRONMENTAL MATTERS. Under various federal, state and local environments laws, ordinances and regulations, a current of previous owner or operator of real estate may be required to investigate and clean up hazardous or toxic substances or petroleum product releases at such property, and may be held liable to a governmental entity or to third parties for property damage and for investigation and clean-up costs incurred by each party in connection with the contamination. Such laws typically impose clean-up responsibility and liability without regard to whether the owner knew or caused the presence of the contaminants, and the liability under such laws has been interpreted to be joint and several unless the harm is divisible and there is a reasonable basis for allocation of responsibility. The cost of investigation, remediation or removal of such substances may be substantial, and the presence of such substances, or the failure to properly remediate the contamination on such property, may adversely affect the owner's ability to sell or rent such property or to borrow using such property as collateral. Persons who arrange for the disposal or treatment of hazardous or toxic substances at a disposal or treatment facility also may be liable for the costs of removal or remediation of a release of hazardous or toxic substances at such disposal or treatment facility, whether or not such facility is owned or operated by such person. In addition, some environmental laws create a lien on the contaminated site in favor of the government for damages and costs it incurs in connection with the contamination. Finally, the owner of a site may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from a site. In connection with its ownership and operation of properties, the Company may be potentially liable for such costs.

         Certain federal, state and local laws, regulations and ordinances govern the removal, encapsulation or disturbance of asbestos-containing materials ("ACMs") when such materials are in poor condition or in the event of construction, remodeling, renovation or demolition of a building. Such laws may impose liability for release of ACMs and may provide for third parties to seek recovery from owners or operators of real properties for personal injury associated with ACMs. In connection with its ownership and operation of properties, the Company may be potentially liable for such costs.

         In addition, recent studies have linked radon, a naturally-occurring substance, to increased risks of lung cancer. While there are currently no state or federal requirements regarding the monitoring for, presence of, or exposure to, radon in indoor air, the Environments Protection Agency (the "EPA") and the Surgeon General recommend testing residences for the presence of radon in indoor air, and the EPA further recommends that concentrations of radon in indoor air be limited to less than 4 picocuries per liter of air (Pci/L) (the "Recommended Action Level"). The presence of radon in concentrations equal to or greater than the Recommended Action Level in one or more of the Company's properties may adversely affect the Company's ability to sell VOIs at such properties and the market value of such property. Recently enacted federal legislation will require the Company to disclose to potential purchasers of VOIs at the Company's resorts that were constructed prior to 1978 of any known lead-paint hazards and will impose treble damages for failure to so notify.

         Electric transmission lines are located in the vicinity of the Company's properties. Electric transmission lines are one of many sources of electro-magnetic fields ("EMFs") to which people may be exposed. Research into potential health impacts associated with exposure to EMFs has produced inconclusive results. Notwithstanding the lack of conclusive scientific evidence, some states now regulate the strength of electric and magnetic fields emanating from electric transmission lines, while others have required transmission facilities to measure for levels of EMFs. In addition, the Company understands that lawsuits have, on occasion, been filed (primarily against electric utilities) alleging personal injuries resulting from exposure as well as fear of adverse effects. In addition, fear of adverse health effects from transmission lines has been a factor considered in determining property values in obtaining financing and in condemnation proceedings in eminent domain brought by power companies seeking to construct transmission lines. Therefore, there is a potential for the value of a property to be adversely affected as a result of its proximity to a transmission line and for the Company to be exposed to damage claims by persons exposed to EMFs.

         The Company has conducted Phase I assessments of each of its resorts in order to identify potential environmental concerns. These Phase I assessments have been carried out in accordance with accepted industry practices and consisted of non-invasive investigations of environments conditions at the properties, including a preliminary investigation of the sites and identification of publicly known conditions concerning properties in the vicinity of the sites, physical site inspections, review of aerial photographs and relevant government records where readily available, interviews with knowledgeable parties, investigation for the presence of above ground and underground storage tanks presently or formerly at the sites, a visual inspection of potential lead-based paint and suspect friable ACMs where appropriate, a radon survey, and the preparation and issuance of written reports. The Company's assessments of its properties have not revealed any environmental liability that the Company believes would have a material adverse effect on the Company's business assets or results of operations, nor is the Company aware of any such material environmental liability. Nevertheless, it is possible that the Company's assessments do not reveal all environmental liability or that there are material environmental liabilities of which the Company is unaware. The Company does not believe that compliance with applicable environmental laws or regulations will have a material adverse effect on the Company or its financial condition or results of operations.

         The Company believes that its properties are in compliance with all material respects of all federal, state and local laws, ordinances and regulations regarding hazardous or toxic substances. The Company has not been notified by any governmental authority or any third party, and is not otherwise aware, of any material noncompliance, liability or claim relating to hazardous or toxic substances or petroleum products in connection with any of its present properties.

EXECUTIVE OFFICERS OF THE COMPANY

         The following table sets forth certain information concerning the executive officers of the Company.

       NAME              AGE           POSITION WITH THE COMPANY
       ----              ---           -------------------------
    Ralph Muller         56    Chairman of the Board of Directors and
                               Chief Executive Officer

    Kevin Sheehan        38    President

    Joyce North          54    Executive Vice President - Sales

    Henry M. Cairo       48    Chief Financial Officer and Chief
                               Operating Officer

    Marco Manzie         38    Vice President - Resort Services

    Steven McPhee        55    Senior Vice President - Corporate Development

         RALPH MULLER co-founded the Company, and he has been serving the Company full-time since its inception in 1985 as Chairman of the Board and Chief Executive Officer, and served as President of the Company from its inception until May 1995. Mr. Muller is also the President, Chief Executive Officer and Director of each of Serenity Homes, Inc., a company engaged in the business of purchasing and developing for sale residential real property, Sea America, Inc., a company engaged in the business of owning and administering a fleet of fishing and recreational boats as part of a 400 member boat club and USA Today Realty, a full-service real estate brokerage firm. Mr. Muller has over 25 years of experience in the vacation/leisure industry.

         KEVIN M. SHEEHAN co-founded the Company and has served as President of the Company since May 1995. Mr. Sheehan served as Executive Vice President of the Company from January 1991 until May 1995. From October 1987 to January 1991, Mr. Sheehan served as the Company's Vice President - Marketing. Prior to joining the Company in 1987, Mr. Sheehan served in various positions in the vacation interval ownership industry.

         JOYCE NORTH has served as the Executive Vice President - Sales of the Company since January 1991. From 1980 to 1990, Ms. North marketed and sold vacation interval ownership interests for independent developers in the Pocono Mountains in Pennsylvania, Williamsburg, Virginia and French Lick, Indiana.

         HENRY M. CAIRO, a certified public accountant and an attorney-at-law, has served as Chief Financial Officer and Chief Operating Officer of the Company since June 1995 and has been a Director of the Company since December 1995. From December 1990 to May 1995, Mr. Cairo was a partner with the certified public accounting firm of Checkers Simon & Rosner and was a partner with the CPA firm of Laventhol & Horwath previous to 1990. Mr. Cairo has over 16 years of experience in the vacation interval ownership industry, representing developers, lenders, marketing and management companies and homeowner associations. Mr. Cairo is a member of ARDA, where he has spoken at numerous conferences on subjects relating to the vacation interval ownership industry, including developer profitability and operational matters. Mr. Cairo currently serves as a member of the ARDA Finance Committee, and formerly served as the Chairman of the ARDA Accounting and Taxation Committee and Finance Committee.

         MARCO MANZIE has served as Vice President - Resort Services of the Company since December 1992. From April 1989 to December 1992, Mr. Manzie was the general manager of the Sheraton Design Center Hotel in Fort Lauderdale, Florida.

         STEVEN MCPHEE has served as Senior Vice President - Corporate Development since February 1996. Mr. McPhee served as a consultant to the Company from March 1994 to January 1996. Prior to joining the Company, Mr. McPhee operated his own consulting company providing services to the vacation ownership industry in the areas of business and people development, sales, marketing and organizational development. Mr. McPhee is a member of ARDA where he has spoken at numerous conferences on subjects relating to the vacation ownership industry. Mr. McPhee currently represents the Company as an ARDA Committee member. Mr. McPhee has been in the resort development business since 1976.

SEASONALITY

         The Company has historically experienced and expects to continue to experience seasonal fluctuations in its gross revenues and net income from the sale of VOIs, which have been generally higher in the December through March period. This seasonality may cause significant variations in quarterly operating results.

EMPLOYEES

         As of December 31, 1996, the Company employed approximately 935 full-time employees. In addition, the Company has agreements with approximately 275 independent real estate agents, which grant them the right to sell VOIs in the Company's resort properties. The Company has no union contracts and believes that its relationship with its employees is satisfactory.

ITEM 2.               PROPERTIES

EXECUTIVE AND MARKETING OFFICES

         The Company's executive offices are located in Fort Lauderdale, Florida, where the Company leases approximately 60,000 square feet of office space. These leases expire in 2001. The Company also leases approximately 21,000 square feet of office space in Johnson City, Tennessee where it conducts marketing operations. The lease for this facility expires in April 2001 and contains a 5 year renewal option and a purchase option which may be exercised in the sole discretion of the Company. The Company believes that all of its office space is adequate to meet its needs for the foreseeable future and that, if necessary, it can obtain additional space at a commercially reasonable cost without undue operational disruption. See Item 1 - "Business -- VOI Resort Properties" for a description of the Company's resort properties.

ITEM 3.               LEGAL PROCEEDINGS.

         On June 2, 1994, Global Marketing & Travel, Inc., d/b/a Vacation Break of Florida ('Global Marketing'), commenced an action against the Company in the Circuit Court of the Sixth Judicial Circuit in and for Pinellas County, Florida alleging breach of an oral agreement and seeking the payment of certain allegedly owed reserve commissions in the approximate amount of $2.3 million. The complaint alleges that from approximately January 1, 1988 to December 31, 1992, Global Marketing, an independent sales firm, performed marketing services for the Company pursuant to an alleged oral agreement. Pursuant to the terms of this alleged agreement, Global Marketing was to receive a commission for each sale of a Company vacation package, which commission was based on the price of such package, less various charges and deductions. The complaint further alleges that included as a deduction from the commission was a reserve fee, which was used to cover chargebacks for travel package cancellations or refund requests. Global Marketing asserts that pursuant to this alleged oral agreement, such reserve fee was to be returned to Global Marketing after a reasonable amount of months and that to date, approximately $2.3 million of reserve fees are still held by the Company. The Company believes that it has adequate defenses to this action and is defending this action fully and vigorously.

         The Attorneys General of Connecticut, Illinois, Massachusetts, New Mexico, New York, North Carolina, Texas, Vermont, Washington, West Virginia and Wisconsin (collectively, the "Multi-State Group") have been engaged in a multi-state investigation of the Company's marketing and sales practices. To date, the Company has been unable to reach settlements with respect to the matters under investigation. The Attorneys General of Washington and Illinois commenced actions in March 1997. The Company believes that other states in the Multi-State Group may be currently contemplating similar actions.

         In addition, the Attorneys General of Maryland, Idaho and Michigan have commenced actions against the Company and the District Attorneys for the counties of Napa and Ventura California have commenced a separate joint action against the Company. Each such action involved allegations similar to the actions brought or contemplated by the Multi-State Group.

         With respect to the above referenced actions or contemplated actions, the Company is alleged to have violated certain state laws in connection with certain of its marketing and sales practices. These actions generally seek injunctive relief, damages, civil penalties and related fees and costs incidental thereto. The Company believes that it has meritorious defenses to all such claims and that it has attempted to comply in all material respects with applicable laws and regulations. The Company will vigorously defend these actions at the same time that it seeks settlement of each of the above described actions. The Company does not anticipate that its legal and settlement costs will have a material impact on the business and financial condition of the Company.

         On March 28, 1997, the Company was served with a lawsuit filed in the Circuit Court for Pinellas County, Florida by Market Response Group and Laser Company, Inc. (MRG&L) the plaintiff, against the Company and Kevin M. Sheehan, its President. MRG&L was a former vendor to Vacation Break with respect to direct mail marketing. The complaint alleges that the defendants, in concert with other companies, conspired to boycott MRG&L and to fix prices for mailings in violation of the Florida Antitrust Act, and in concert with others, engaged in various acts of unfair competition, deceptive trade practices and common law conspiracy. The complaint also alleges that the defendants breached various provisions of a Sales and Marketing Agreement with plaintiff and interfered with and caused other companies to breach Sales and Marketing Agreements with MRG&L and that the defendants misappropriated proprietary information. The complaint also demands that the Company indemnify plaintiff for costs incurred by MRG&L to defend a 1996 Federal Trade Commission action. MRG&L claims to have suffered substantial damages. The actual aggregate amount of damages claimed is not calculable but appears to exceed $50 million. The Company believes it has meritorious defenses to each and every claim, intends to defend each and every claim vigorously, and will file counterclaims if appropriate.

         The Company is currently a defendant in certain litigation arising in the ordinary course of business. However, except as described above, there is no other material pending or threatened litigation involving the Company or any of its properties.

ITEM 4.               SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of the Company's' security holders during the fourth quarter of the fiscal year ended December 31, 1996.


                                     PART II


ITEM 5.               MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                      STOCKHOLDER MATTERS.

         The Company's Common Stock commenced trading on the NASDAQ National Market ("NASDAQ NMS") under the symbol "VBRK" on December 22, 1995. The following table sets forth, for the period indicated, the high and low sales prices for the Common Stock as reported on the NASDAQ NMS:

                1995                               HIGH            LOW
                ----                               ----            ---
           Fourth quarter                         $ 5.375        $ 5.00


                1996                               HIGH            LOW
                ----                               ----            ---
           First quarter                        $   8.875        $ 5.25
           Second quarter                        $ 13.25         $ 6.50
           Third quarter                         $ 13.50         $ 9.25
           Fourth quarter                        $ 20.00         $ 6.00

         As of March 21, 1997, there were 32 holders of record of Common Stock of the Company. The Company believes that there are over 400 beneficial holders of its Common Stock.

         The Company has not declared or paid any cash dividends on its Common Stock and does not intend to declare or pay any cash dividends in the foreseeable future.

ITEM 6.               SELECTED FINANCIAL DATA.

                      SELECTED CONSOLIDATED FINANCIAL DATA
               (IN THOUSANDS, EXCEPT PER SHARE AND OPERATING DATA)

                                                                           YEAR ENDED DECEMBER 31,
                                                                           -----------------------

                                                     1992             1993           1994           1995          1996
                                                     ----             ----           ----           ----          ----
STATEMENT OF OPERATIONS DATA:

Revenues:
   Vacation ownership interests                     $   --          $ 20,583       $ 27,644       $ 40,291       $ 80,020
   Resort operations and other                         1,671           4,203          7,602          9,086         12,343
   Interest earned on mortgages receivable              --               871          2,508          4,704          8,657
   Commissions earned on marketing agreements         14,385          12,629          8,839          4,503          1,721
                                                    --------        --------       --------       --------       --------

Total revenues                                        16,056          38,286         46,593         58,584        102,741

Cost of units sold - VOIs                               --             5,729          6,076          9,500         22,135
Sales and marketing costs - VOI's                       --             5,070          5,412         12,455         34,683
Total costs and operating expenses                    15,322          28,073         35,056         49,539         90,909

Operating income                                         734          10,213         11,537          9,045         11,832

Net income                                               666          10,423         12,283          6,053          7,240
Pro forma net income (1)                                 199           5,676          7,765          5,845
Pro forma net income per share (1)                  $   0.03        $   0.87       $   1.19       $   0.90
Net income per share
  Primary                                                                                                        $   0.82
  Fully diluted                                                                                                  $   0.80
Pro forma weighted average number of common
  shares outstanding                                   6,500           6,500          6,500          6,525
Weighted average number of common shares
  outstanding -
Primary                                                                                                             8,843
Fully diluted                                                                                                       9,092

BALANCE SHEET DATA:

Total assets                                        $ 21,173        $ 32,146       $ 55,886       $107,092       $138,421
Total liabilities                                   $ 25,301        $ 31,097       $ 44,231       $ 87,833       $110,595
Stockholders' equity                                $ (4,128)       $  1,049       $ 11,655       $ 19,259       $ 27,826

(1) Effective November 1, 1995, the Company terminated all S Corporation elections. The effect of these conversions to C Corporations was the recognition of a deferred tax provision of $3,090,000 in the quarter ended December 31, 1995 in the historical financial statements. Pro forma net income reflects the effect on historical statement of operations data, assuming the companies had been treated as C Corporations rather than as S Corporations for income tax purposes, and assuming that combined federal and state effective income tax rates aggregate 38.6% for 1993, 1994 and 1995 and 37.7% for 1992.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements, including the notes thereto, contained elsewhere herein.

INTRODUCTION

         Vacation package revenues less vacation package costs have been included as Vacation ownership interests - sales and marketing costs section in the statement of operations for the year ended December 31, 1996. Previous years' amounts have been reclassified to reflect this change in reporting which more closely correlates the reporting methods of other companies in the VOI industry.

         In 1993, the Company began to develop its own properties and sell VOIs in these properties while continuing to sell VOIs in properties owned by other developers, thereby adding a new source of revenues and earnings including sales of vacation ownership interests and interest earned on mortgages receivable. The Company generates additional revenues from resort operations, which include room rental operations and ancillary resort operations such as food and beverage sales and from management fees.

         Generally, VOIs are sold under binding sales contracts executed by the Company and the purchaser requiring a 10% down payment and monthly installments for periods of up to 7 years. VOI revenue is recognized when a 10% down payment has been received and the 10 day rescission period has expired. During the 10 day rescission period, a customer may cancel for any reason and have the down payment returned. Revenue relating to sales of VOIs in projects under development is recognized using the percentage of completion method. Under this method, the portion of revenues applicable to costs incurred, as compared to total estimated construction and acquisition costs, is recognized in the period of sale. The remaining revenue is deferred and recognized as the remaining costs are incurred. As the Company is currently in the stage of development of certain projects, it is anticipated that certain VOI sales in these projects will generate deferred revenue as the Company is selling at a more rapid pace then the completion of the related VOI units. Costs associated with the acquisition and development of vacation ownership resorts, including carrying costs such as interest, are generally capitalized and subsequently recorded as a cost of sales as the related revenues are recognized.

         The following table sets forth certain consolidated operating information for the entities comprising the Company for the three years ended December 31, 1996, 1995 and 1994.

                                                                       YEAR ENDED DECEMBER 31,
                                                                       -----------------------
                                                                   1996          1995        1994
                                                                   ----          ----        ----
STATEMENT OF OPERATIONS:
AS A PERCENTAGE OF TOTAL REVENUES
   Sales of vacation ownership interests                           77.9          68.8        59.3
   Resort operations and other                                     12.0          15.5        16.3
   Interest earned on mortgages receivable                          8.4           8.0         5.4
   Commissions earned on marketing agreements                       1.7           7.7        19.0
                                                                  -----       -------     -------

      Total revenues                                              100.0         100.0       100.0
                                                                  =====         =====       =====

AS A PERCENTAGE OF VACATION OWNERSHIP INTEREST SALES
   Vacation ownership interests costs of units sold                27.7          23.6        22.0
   Sales and marketing                                             43.3          30.9        19.6
   Provision for doubtful accounts                                  3.0           3.8         2.5

AS A PERCENTAGE OF REVENUES FROM RESORT OPERATIONS
 AND OTHER
   Resort operations and other                                    102.4         103.4       101.6

AS A PERCENTAGE OF INTEREST EARNED ON MORTGAGES RECEIVABLE
   Interest expense on financed mortgages receivable               29.5          23.6        33.6

AS A PERCENTAGE OF COMMISSIONS EARNED ON
 MARKETING AGREEMENTS
   Commission and related expenses on marketing
    agreements                                                    106.7          74.5        52.3

AS A PERCENTAGE OF TOTAL REVENUES
   General and administrative                                      11.3          16.6        18.4
   Depreciation and amortization                                    1.8           2.9         1.9
   Interest expense - other                                         1.2           1.3          .5

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

         The Company's total revenues for 1996 were $102.7 million, an increase of $44.1 million or 75.3% from revenues of $58.6 million for 1995. The Company sold 6,203 VOIs at Company owned properties in the year ended December 31, 1996, compared to 4,442 VOI units in 1995. This represents an increase in sales of Company owned VOIs of 39.6% in 1996 over 1995. This increase reflects the acquisition and development by the Company of additional resort properties in 1995 and 1996 and the shift in the Company's emphasis from selling VOIs in resort properties owned by other developers to selling VOIs in its own resort properties, which VOI sales are more profitable. The Company recognized revenues from the sale of VOIs of $80.0 million in 1996, of which $2.8 million was recognized from the net decrease in deferred revenues - VOIs from $9.2 million recorded on the percentage of completion method on the Company's balance sheet at December 31, 1995 to $6.4 million of VOI sales recorded as deferred revenue - VOIs at December 31, 1996. The Company derived revenues of $49.5 million from the sales of VOIs in completed units in 1995, of which $40.3 million from the sales of VOIs in completed units was recorded as earned revenue and $9.2 million from the sales of VOIs in pre-construction units was recorded as deferred revenue - VOIs on the Company's balance sheet at December 31, 1995.

         Costs of units sold as a percentage of VOI sales increased from 23.6% in 1995 to 27.7% in 1996 reflecting a larger percentage of VOIs sold in 1996 compared to 1995 from the Orlando project on which the unit-week cost is fixed at 35% of the related VOI sales price, resulting in a higher cost per unit than at other projects while providing less volatility in construction and financing costs.

         Vacation package revenues less vacation package costs have been included as Vacation ownership interest - sales and marketing costs section in the statement of operations for the year ended December 31, 1996. Previous years' amounts have been reclassified to reflect this change in reporting which more closely correlates with the reporting methods of other companies in the VOI industry. These costs, which include VOI sales commissions, lead generation marketing and vacation fulfillment costs and the administrative costs of processing VOI sales contracts, increased to $ 34.7 million or 43.3% of related VOI revenues in 1996 from $12.4 million or 30.9% of related VOI revenues in 1995 reflecting the Company's increased emphasis on diversification of lead generation programs to include the fulfillment of third party certificate programs, mini-vacations, referral and in-house sales programs as well as other moderate cost traditional lead procurement programs with the primary goal to produce a high quality, low to moderate cost tour at a resort property and increase VOI sales. The costs of sales commissions and administrative costs have remained constant, as a percentage of recognized sales volume, in 1996 compared to 1995. The lead generation marketing and fulfillment costs (net of revenues recognized from the sale of the Company's vacation packages) have increased. This increase relates to numerous factors, including the Company's decision to increase the quality of the vacation package in order to provide a vacation with a more positive experience that will produce increased VOI sales, decreasing response rates to certain direct mail programs and, during the quarter ended September 30, 1996, approximately 65% of all vacation package travelers toured Company owned resorts, a decrease of approximately 20% from the Company's historical experience. This decrease in tours was primarily the result of the Company's reservation system conversion and a fire aboard a third party vendor's cruise ship, which materially altered the itinerary of vacation package travelers commencing in May 1996. The Company has rectified these problems during the fourth quarter of 1996.

         The Company's revenues from resort and other operations increased to $12.3 million in 1996 from $9.1 million in 1995, primarily as a result of an increase in the occupancy rate and food and beverage sales at the PORT LUCAYA RESORT AND YACHT CLUB and the commencement of operations at the PALM AIRE RESORT & SPA and the SANTA BARBARA RESORT. Cost of resort operations increased to $12.6 million in 1996 from $9.4 million in 1995. Such costs as a percentage of revenues from resort and other operations decreased to 102.4% in 1996 from 103.4% in 1995. This decrease in costs was primarily the result of the Company's increased rental operations as well improved operating efficiency at the PORT LUCAYA RESORT AND YACHT CLUB.

         At December 31, 1996 and 1995, the Company's weighted average interest rate on its entire loan portfolio was 16.3% and 16.4%, respectively, compared to a weighted average interest rate on borrowings against loans hypothecated by the Company to unaffiliated lenders of 10.4% and 11.7%, respectively. As a result of the continued increase in sales of VOIs and the proportionate increase of VOIs sold in Company-owned properties from 1993 through December 31, 1996, the Company's interest income from financing activities increased to $8.7 million for the year ended December 31, 1996 from $4.7 million for the year ended December 31, 1995. This increase was partially offset by interest paid on increased borrowings against loans hypothecated by the Company to unaffiliated lenders of $2.6 million during 1996 compared to $1.1 million during 1995.

         The Company's continued development of resort properties and sale of VOIs in such properties resulted in a decrease in commissions received in connection with the sale of VOIs for other developers. The Company derived revenues from such commissions of $1.7 million in 1996, a decrease of $2.8 million or 62.2% from 1995. Furthermore, commissions as a percentage of revenues decreased to 1.7% in 1996 from 7.7% in 1995. Commissions and related expenses under marketing agreements decreased to $1.8 million in 1996 from $3.4 million in 1995. Such expenses as a percentage of revenues from commissions increased to 106.7% in 1996 from 74.5% in 1995 as a result of a sustained level of fixed expenses and a decrease in commission revenue, reflecting the Company's shift in its emphasis from selling VOIs in properties owned by other developers to selling VOIs in Company-owned resort properties. During the year, the Company terminated its sales and marketing arrangement with a developer in the Bahamas and curtailed selling VOIs in the Bahamas.

         General and administrative expenses, consisting primarily of expenses relating to corporate overhead including costs related to the Company's expansion of its information systems area, as well as executive compensation, increased to $11.6 million in 1996 compared to $9.7 million in 1995, and amounted to approximately 11.2% of the Company's total revenues during 1996 as compared to 16.6% in 1995.

         The provision for doubtful accounts increased to $2.4 million for the year ended December 31, 1996 from $1.5 million for the year ended December 31, 1995. This represents 3.0% of VOI sales revenues in 1996 compared to 3.8% in 1995. The Company annually monitors its provision for doubtful accounts to provide for future losses associated with any defaults on customer mortgages receivable. This increase was primarily due to the increased provision against mortgages receivable resulting from the increased mortgage receivable portfolio balance.

         Depreciation and amortization expense increased 5.9% to $1.8 million for the year ended December 31, 1996 from $1.7 million for the year ended December 31, 1995, primarily due to increased purchases of computer hardware, software and other equipment.

         As a result of the foregoing, the Company's net income was $7.2 million for the year ended December 31, 1996, an increase of $1.1 million or 18.0% from the year ended December 31, 1995.

YEAR ENDED DECEMBER 31, 1995 COMPARED TO YEAR ENDED DECEMBER 31, 1994

         The Company's total revenues for 1995 were $58.6 million, an increase of $12.0 million or 25.8% from revenues of $46.6 million for 1994. The Company sold 4,442 VOIs in the year ended December 31, 1995, compared to 2,396 VOIs in 1994. This represents an increase in sales of Company owned VOIs of 63.1% (exclusive of preconstruction sales) in 1995 over 1994 and represents 68.8% of total revenues in 1995 (exclusive of deferred revenues from sales in pre-construction units) and 59.3 % of total revenues in 1994. This increase reflects the acquisition and development by the Company of additional resort properties in 1994 and 1995 and the shift in the Company's emphasis from selling VOIs in resort properties owned by other developers to selling VOIs in its own resort properties, which VOI sales are more profitable. The Company derived revenues from the sale of VOIs of $49.5 million in 1995, of which $40.3 million from the sales of VOIs in completed units was recorded as earned revenue and $9.2 million from the sales of VOIs in pre-construction units was recorded as deferred revenue -VOIs on the Company's balance sheet. The Company derived revenues of $27.6 million from the sales of VOIs in completed units in 1994.

         Cost of units sold as a percentage of VOI sales increased slightly from 22.0% in 1994 to 23.6% in 1995 reflecting the commencement of sales in three new developments, commencement of sales in a new purpose built phase of the SEA GARDENS RESORT and the higher product costs associated with the Orlando (Star Island) project.

         Vacation package revenues less vacation package costs have been included as Vacation ownership interest - sales and marketing costs section in the statement of operations for the year ended December 31, 1995. Previous years' amounts have been reclassified to reflect this change in reporting which more closely correlates with the reporting methods of other companies in the VOI industry. These costs, which include VOI sales commissions, lead generation marketing and vacation fulfillment costs and the administrative costs of processing VOI sales contracts, increased to $ 12.4 million or 30.9% of related VOI revenues in 1995 from $5.4 million or 19.6% of related VOI revenues in 1994 reflecting the Company's initiation of emphasis on diversification of lead generation programs to include the fulfillment of third party certificate programs, mini-vacations, referral and in-house sales programs as well as other moderate cost traditional lead procurement programs with the primary goal to produce a high quality, low to moderate cost tour at a resort property and increase VOI sales. The costs of sales commissions and administrative costs have remained constant, as a percentage of recognized sales volume, in 1995 compared to 1994. The lead generation marketing and fulfillment costs (net of revenues recognized from the sale of the Company's vacation packages) have increased. This increase relates to numerous factors, including the Company's decision to increase the quality of the vacation package in order to provide a vacation with a more positive experience that will produce increased VOI sales and a decreasing response rates to certain direct mail programs.

         The Company's revenues from resort and other operations increased to $9.1 million in 1995 from $7.6 million in 1994, primarily as a result of an increase in the occupancy rate and food and beverage sales at the PORT LUCAYA RESORT AND YACHT CLUB and the commencement of operations at the PALM AIRE RESORT & SPA. Cost of resort operations increased to $9.4 million in 1995 from $7.7 million in 1994. Such costs as a percentage of revenues from resort and other operations increased to 103.4% in 1995 from 101.6% in 1994. This increase in costs was primarily the result of the Company's commencement of operations at the PALM AIRE RESORT AND SPA.

         At December 31, 1995 and 1994, the Company's weighted average interest rate on its entire loan portfolio was 16.4% and 16.0%, respectively, compared to a weighted average interest rate on borrowings against loans hypothecated by the Company to unaffiliated lenders of 11.7% and 10.8%, respectively. As a result of the continued increase in sales of VOIs and the proportionate increase of VOIs sold in Company-owned properties from 1993 through December 31, 1995, the Company's interest income from financing activities increased to $4.7 million for the year ended December 31, 1995 from $2.5 million for the year ended December 31, 1994. This increase was partially offset by interest paid on increased borrowings against loans hypothecated by the Company to unaffiliated lenders of $1.1 million during 1995 compared to $843,000 during 1994.

         The Company's continued development of resort properties and sale of VOIs in such properties resulted in a decrease in commissions received in connection with the sale of VOIs for other developers. The Company derived revenues from such commissions of $4.5 million in 1995, a decrease of $4.3 million or 49.1% from 1994. Furthermore, commissions as a percentage of revenues decreased to 7.7% in 1995 from 19.0% in 1994. Commissions and related expenses under marketing agreements decreased to $3.4 million in 1995 from $4.6 million in 1994. Such expenses as a percentage of revenues from commissions increased to 74.5% in 1995 from 52.3% in 1994 as a result of a sustained level of fixed expenses and a decrease in commission revenue, reflecting the Company's shift in its emphasis from selling VOIs in properties owned by other developers to selling VOIs in Company-owned resort properties.

         General and administrative expenses, consisting primarily of expenses relating to corporate overhead including costs related to the Company's expansion of its information systems area, as well as executive compensation, increased to $9.7 million in 1995 compared to $8.6 million 1994, and amounted to approximately 16.6% of the Company's total revenues during 1995.

         The provision for doubtful accounts increased to $1.5 million for the year ended December 31, 1995 from $679,000 for the year ended December 31, 1994. This increase was due to the increased provision against mortgages receivable resulting from the increased mortgage balance. The Company also provided additional reserves at December 31, 1995 against commissions receivable under marketing agreements.

         Depreciation and amortization expense increased 87.8% to $1.7 million for the year ended December 31, 1995 from $905,000 for the year ended December 31, 1994, primarily due to increased purchases of computer hardware, software and other equipment.

         In connection with the Company's IPO, the Company terminated the S Corporation tax status elections for all of the affiliated companies reporting under this tax provision effective November 1, 1995. Net income includes a one time non-recurring charge to earnings in the amount of $3.1 million in 1995 associated with the tax effect of the conversion of these companies from S Corporation tax status to C Corporation tax status.

         As a result of the foregoing, the Company's net income was $6.1 million for the year ended December 31, 1995 after a non-recurring charge of $3.1 million associated with the conversion of S Corporations to C Corporation status, a decrease of $6.2 million or 50.7% from the year ended December 31, 1994.

LIQUIDITY AND CAPITAL RESOURCES

         The Company offers financing to the purchasers of VOIs in the Company's resort properties who make a down payment generally equal to at least 10% of the purchase price. This financing bears interest at fixed rates, unless the down payment equals at least 50% of the purchase price and the purchaser agrees to pay the balance of the purchase price within one year from the date of purchase, in which case the Company's loan bears no interest. This financing is collateralized by a mortgage on the underlying VOI. The Company has entered into agreements with three lenders for the financing of customer receivables which provide an aggregate of up to approximately $77.5 million of available financing (of which $42.4 million was outstanding as of December 31, 1996) to the Company bearing interest at variable rates tied to the "prime" rate plus 2.00% to 2.50% or a rate ranging between 425 and 475 basis points over LIBOR. Included in this availability is up to $17.5 million of pre-sale financing (financing of sales of units under construction which have not been deeded), of which none was outstanding at December 31, 1996. A significant portion of this indebtedness has been guaranteed by Ralph Muller, the Chairman, Chief Executive Officer and majority shareholder of the Company. Under these arrangements, the Company hypothecates, or pledges as security, qualified purchaser promissory notes to these lenders, who lend the Company

75% to 85% of the principal amount of such notes or, in the case of pre-sale financing, 60% to 65% of the principal amount of such notes. Payments under these promissory notes are made by the purchaser borrowers directly to a 'lockbox,' or payment processing center, and such payments are credited against the Company's outstanding balance with the respective lenders. Of the aggregate availability of $77.5 million, $17.5 million of such financing are revolving loans with expired availability that the Company is in the process of extending thru December 31, 1997; $30.0 million of such financing is a revolving loan with scheduled availability until December 1997;$15.0 million of such financing is a revolving loan with scheduled availability until August 1997 and $15.0 million of such financing is a revolving loan scheduled to terminate March 1998. After the respective termination of the availability period, the respective outstanding borrowings under the aggregate agreements are required to be repaid over a period of five to eight years. The Company believes that, for the four presently active selling resorts, it has substantial loan availability to provide financing of new VOI purchases through the third quarter of 1997. Although the Company believes it can obtain additional financing from other lenders if necessary, other than as set forth herein, it does not presently have binding agreements to extend the terms of such financing or for any replacement financing, and there can be no assurance that alternative or additional arrangements can be made on terms that are satisfactory to the Company. Accordingly, future sales of VOIs may be limited by both the availability of funds to finance the initial negative cash flow that results from sales that are financed by the Company and by reduced demand which may result if the Company is unable to provide financing to purchasers of VOIs. If the Company is required to sell its customer receivables, discounts from the face value of such receivables may be required. At December 31, 1996, the Company had a portfolio of 10,911 loans to VOI purchasers, which loans had a weighted average maturity of approximately 5.3 years, and a weighted average interest rate of 16.3%, compared to a weighted average interest rate of 10.4% on borrowings against loans hypothecated by the Company to unaffiliated lenders. The Company has historically derived substantial income from its financing activities.

         The Company also requires funds to finance the future purchases of and improvements to resort properties. Such capital has been, and is anticipated to continue to be, provided from operations and from secured term loans under existing credit facilities, as well as from the proceeds of the IPO. The Company presently has no commitments to make capital expenditures other than (i) $13.0 million construction facility from SunTrust and Finova Capital Corporation to finance the construction of the ten story, 84 unit Ocean Palms addition to the SEA GARDENS RESORT and (ii) $12.7 million construction facility from Bank Atlantic to finance the construction of the 99 unit renovation and new construction to ROYAL VISTA RESORT (formerly known as OCEAN RANCH) and (iii) an unconditional $8.8 million obligation to purchase units at STAR ISLAND, complete construction of such units and guarantee a maximum of $6.5 million of construction debt.

         The Company intends to continue to provide financing to purchasers of VOIs and to obtain funds to finance the negative cash flow resulting from the payment of sales commissions and other selling expenses and to make release payments on bank indebtedness relating to development of its resort properties. For the years ended December 31, 1996 and 1995, the Company derived interest income of $8.7 million and $4.7 million, respectively, from the financing of purchaser notes receivable and incurred interest expense of $2.6 million and $1.1 million, respectively, relating to loans secured by notes hypothecated to these unaffiliated lenders. If the Company utilizes a significant portion of the IPO proceeds to finance the initial negative cash flow instead of borrowing, the spread between its interest income and interest expense will continue to increase.

         During the years ended December 31, 1996 and 1995, the Company's operating activities used approximately $32.7 million and $4.3 million, respectively, in cash and cash equivalents and its investing activities provided approximately $2.5 million and used approximately $10.7 million, respectively, in cash. During these periods $28.0 million and $22.9 million, respectively, was provided through the Company's financing activities, resulting in a net decrease in cash and cash equivalents of $2.2 million in 1996 and a net increase in cash and cash equivalents of $7.9 million during 1995.

         The Company believes that funds from operating and financing activities, borrowings under its existing credit facilities and the net proceeds from the IPO are sufficient to satisfy its contemplated cash requirements through 1997, and that its long-term financing requirements will be met through operating and financing activities in the normal course of its business and, if deemed necessary or appropriate, through additional financings.

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

ITEM 8.               FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                          PAGE
                                                                          ----
Report of Independent Accountants                                         F-2

Consolidated Financial Statements:

      Consolidated Balance Sheets at December 31, 1996 and 1995           F-3

      Consolidated Statements of Operations for the years ended
         December 31, 1996, 1995 and 1994                                 F-4

      Consolidated Statements of Stockholders' Equity for the years ended
         December 31, 1996, 1995 and 1994                                 F-5

      Consolidated Statements of Cash Flows for the years ended
         December 31, 1996, 1995 and 1994                                 F-6

      Notes to Consolidated Financial Statements                          F-7

      Report of Independent Accountants                                   F-27

Schedule II - Valuation and Qualifying Accounts                           F-28

REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders of
Vacation Break U.S.A., Inc., and Subsidiaries

We have audited the accompanying consolidated balance sheets of Vacation Break U.S.A., Inc. and Subsidiaries as of December 31, 1996 and 1995 and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 1996, 1995 and 1994. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statements presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Vacation Break U.S.A., Inc. and Subsidiaries as of December 31, 1996 and 1995 and the consolidated results of their operations and their cash flows for the years ended December 31, 1996, 1995 and 1994 in conformity with generally accepted accounting principles.

COOPERS & LYBRAND L.L.P.

Fort Lauderdale, Florida
March 14, 1997, except for Note 24, as to which the date is March 28, 1997.

            VACATION BREAK U.S.A., INC. AND CONSOLIDATED SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                           ASSETS
                                                                                DECEMBER 31,
                                                                         ---------------------------
                                                                              1996           1995
                                                                         ------------   ------------

  Cash and cash equivalents                                              $  6,307,928   $  8,499,386
  Certificates of deposit                                                     124,235        747,817
  Restricted cash                                                           1,647,236      4,090,766
  Cash in escrow from vacation ownership interests sales                    8,055,543     10,580,907
  Mortgages receivable on vacation ownership interests sales - net         73,028,510     45,423,680
  Receivables - net                                                         3,757,385      3,381,460
  Note receivable                                                           1,993,883           --
  Vacation ownership interests held for sale and real estate and
    development costs                                                      25,310,450     18,302,622
  Prepaid expenses and other assets                                         5,919,983      4,521,714
  Investment in unconsolidated affiliates                                   1,946,917      1,584,417
  Due from unconsolidated affiliates                                           54,369         84,050
  Income tax receivable                                                        58,238          8,238
  Property and equipment - net                                             10,274,870      9,866,702
                                                                         ------------   ------------
TOTAL ASSETS                                                             $138,479,547   $107,091,759
                                                                         ============   ============

            LIABILITIES AND STOCKHOLDERS' EQUITY
                                                                                DECEMBER 31,
                                                                         ---------------------------
                                                                              1996           1995
                                                                         ------------   ------------
  Accounts payable and accrued liabilities                               $ 13,210,543   $ 10,240,733
  Due to unconsolidated affiliates                                              5,578        522,607
  Notes and mortgages payable                                              53,302,723     28,900,694
  Note payable to unconsolidated affiliate                                    532,778        560,000
  Capital lease obligations                                                 1,349,426      1,320,695
  Deferred income taxes                                                     6,207,527      2,498,088
  Advance deposits                                                          2,948,884      4,369,244
  Deferred revenues - vacation packages                                    16,588,264     20,534,417
  Deferred revenues - vacation ownership interests                          6,407,050      9,233,181
  Due to affiliate of joint ventures                                        7,517,719      6,227,875
  Tax distribution payable to majority stockholder                                 --      3,388,205
  Minority interest in joint ventures                                       2,582,436         37,222
                                                                         ------------   ------------
     Total Liabilities                                                    110,652,928     87,832,961
                                                                         ------------   ------------
Commitments and contingencies  (Notes 12, 13, 15 and 22)

Stockholders' Equity:

  Preferred stock ($ .01 par value; 25,000,000 shares authorized;
     no shares issued and outstanding at December 31, 1996 and 1995)
  Common stock ($ .01 par value; 25,000,000 shares authorized;
     8,593,725 and 8,300,000 shares issued and outstanding at
     December 31, 1996 and 1995, respectively )                                85,937         83,000
  Additional paid in capital                                               13,414,457     12,089,288
  Retained earnings                                                        14,326,225      7,086,510
                                                                         ------------   ------------
       Total Stockholders' Equity                                          27,826,619     19,258,798
                                                                         ------------   ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $138,479,547   $107,091,759
                                                                         ============   ============

See accompanying notes to consolidated financial statements

            VACATION BREAK U.S.A., INC. AND CONSOLIDATED SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                            FOR THE YEARS ENDED DECEMBER 31,
                                                                                 ---------------------------------------------------
                                                                                        1996              1995                 1994
Revenues:
    Vacation ownership interests                                                 $  80,020,405      $  40,290,672      $  27,644,415
    Resort operations and other                                                     12,342,683          9,085,790          7,601,805
    Interest earned on mortgages receivable                                          8,657,255          4,704,111          2,507,822
    Commissions earned on marketing agreements (1)                                   1,720,841          4,502,905          8,839,229
                                                                                 -------------      -------------      -------------
                                                                                   102,741,184         58,583,478         46,593,271
                                                                                 -------------      -------------      -------------
Costs and operating expenses:
    Vacation ownership interests - cost of units sold                               22,135,634          9,500,289          6,076,497
    Vacation ownership interests - sales & marketing costs                          34,682,902         12,445,671          5,412,522
    Resort operations and other                                                     12,636,161          9,398,743          7,722,634
    Interest expense on financed mortgages receivable                                2,550,656          1,108,741            843,083
    Commissions and related expenses on marketing agreements                         1,835,501          3,353,682          4,623,456
    Interest expense - other                                                         1,220,627            770,992            237,636
    General and administrative                                                      11,591,523          9,712,220          8,556,066
    Provision for doubtful accounts                                                  2,436,748          1,525,214            679,205
    Depreciation and amortization                                                    1,819,564          1,722,502            904,611
                                                                                 -------------      -------------      -------------

                                                                                    90,909,316         49,538,054         35,055,710
                                                                                 -------------      -------------      -------------
Income from operations before income taxes,
 minority interest and equity in earnings of unconsolidated affiliates              11,831,868          9,045,424         11,537,561
 Minority interest in earnings of joint ventures                                    (1,045,214)           (37,222)              --
 Equity in earnings of unconsolidated affiliates                                       162,500            161,851            149,698
                                                                                 -------------      -------------      -------------

Income before income taxes                                                          10,949,154          9,170,053         11,687,259
Income tax (expense) benefit                                                        (3,709,439)           (26,709)           595,480
Non-recurring charge associated with the conversion of
  S Corporations to C Corporation tax status                                              --           (3,090,000)              --
                                                                                 -------------      -------------      -------------

Net income                                                                       $   7,239,715      $   6,053,344      $  12,282,739
                                                                                 =============      =============      =============
Net income per share:
  Primary                                                                        $        0.82
                                                                                 =============
  Assuming full dilution                                                         $        0.80
                                                                                 =============
Average number of common and common equivalent
  shares outstanding:
  Primary                                                                            8,843,247
                                                                                 =============
  Assuming full dilution                                                             9,091,851
                                                                                 =============
Pro forma income data (unaudited):
  Income before income tax provision, as reported                                                   $   9,170,053      $  11,687,259
  Pro forma income tax provision                                                                        3,324,598          3,922,745
                                                                                                    -------------      -------------
    Pro forma net income                                                                            $   5,845,455      $   7,764,514
                                                                                                    =============      =============

Pro forma net income per share                                                                      $        0.90      $        1.19
                                                                                                    =============      =============
Pro forma common and common equivalent shares outstanding                                               6,524,658          6,500,000
                                                                                                    =============      =============

(1) Commissions earned on marketing agreements with related parties were $74,000, $1,509,000 and $2,200,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

See accompanying notes to consolidated financial statements


            VACATION BREAK U.S.A., INC. AND CONSOLIDATED SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY




                                                                COMMON STOCK          ADDITIONAL        RETAINED
                                                             ------------------        PAID IN          EARNINGS
                                                              SHARES     AMOUNT        CAPITAL          (DEFICIT)          TOTAL
                                                             ---------   -------     -----------       -----------      -----------
Balance - December 31,1993                                       5,100   $ 5,100     $ 5,127,489       $(4,083,444)     $ 1,049,145

Issuance of common stock:
  Vacation Break Resorts, Inc.                                     500       500              --                --              500
  Vacation Break Construction, Inc.                                500       500              --                --              500
Stockholder contribution                                            --        --          55,925                --           55,925
Stockholder distributions                                           --        --              --        (1,733,898)      (1,733,898)
Net income                                                          --        --              --        12,282,739       12,282,739
                                                             ---------   -------     -----------       -----------      -----------

Balance - December 31, 1994                                      6,100     6,100       5,183,414         6,465,397       11,654,911

  Issuance of common stock:
     Resorts Title, Inc.                                           500       500              --                --              500
     Vacation Break Resorts at Palm-Aire, Inc.                     500       500              --                --              500
     Vacation Break Resorts at Star Island, Inc.                   500       500              --                --              500
     Vacation Break Welcome Centers, Inc.                          500       500              --                --              500
  Proceed from initial public offering - net                 1,800,000    18,000       6,962,774                --        6,980,774
  Effect of 65,000 to 1 stock split                          6,499,900    64,900         (64,900)               --               --
  Exchange of common stock in connection with mergers           (8,000)   (8,000)          8,000                --               --
  Stockholder distributions                                         --        --              --        (5,432,231)      (5,432,231)
  Net income                                                        --        --              --         6,053,344        6,053,344
                                                             ---------   -------     -----------       -----------      -----------

Balance - December 31, 1995                                  8,300,000    83,000      12,089,288         7,086,510       19,258,798

  Issuance of common stock:
     Exercise of  stock options                                 23,725       237         145,380                            145,617
     Exercise of underwriters' overallotment - net             270,000     2,700       1,179,789                --        1,182,489
  Net income                                                        --        --              --         7,239,715        7,239,715
                                                             ---------   -------     -----------       -----------      -----------

Balance - December 31, 1996                                  8,593,725   $85,937     $13,414,457       $14,326,225      $27,826,619
                                                             =========   =======     ===========       ===========      ===========

See accompanying notes to consolidated financial statements

           VACATION BREAK U.S.A., INC. AND CONSOLIDATED SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                               FOR THE YEARS ENDED DECEMBER 31,
                                                                      --------------------------------------------
                                                                          1996            1995            1994
                                                                      ------------    ------------    ------------
Cash Flows from Operating Activities:
  Net income                                                          $  7,239,715    $  6,053,344    $ 12,282,739
Adjustments to reconcile net income to net
 cash used in operating activities:
   Provision for doubtful accounts                                       2,436,748       1,525,214         679,205
   Depreciation and amortization                                         1,819,564       1,722,502         904,611
   Equity in earnings of unconsolidated affiliates                        (162,500)       (161,851)       (149,698)
   Provision for deferred taxes                                          3,709,439       3,124,987        (549,065)
   Minority interest in earnings of joint ventures                       1,045,214          37,222            --
 Changes in operating assets and liabilities:
   Mortgages receivable on vacation ownership interests sales          (29,891,578)    (24,421,233)    (12,209,629)
   Receivables                                                            (525,925)     (1,265,021)       (529,309)
   Note receivable                                                      (1,993,883)           --              --
   Income tax receivable                                                   (50,000)        588,173        (354,782)
   Vacation ownership interests held for sale and
     real estate and development costs                                  (5,897,334)     (7,667,072)     (4,271,719)
   Prepaid expenses and other assets                                    (1,398,269)     (3,276,664)       (471,318)
   Due to/from unconsolidated affiliates - net                            (487,348)       (113,653)        602,210
   Accounts payable and accrued liabilities                              2,969,810       3,665,191       2,128,655
   Income tax payable                                                         --              --          (173,683)
   Tax distributions to majority stockholder                            (3,388,205)           --              --
   Deferred revenues - vacation ownership interests                     (2,826,131)      9,233,181            --
   Deferred revenues - vacation packages                                (3,946,153)      6,250,324         363,440
   Advance deposits                                                     (1,420,360)        412,888         870,586
                                                                      ------------    ------------    ------------

Net cash used in operating activities                                  (32,767,196)     (4,292,468)       (877,757)
                                                                      ------------    ------------    ------------
Cash Flows from Investing Activities:
  Purchases of property and equipment                                   (2,880,954)     (3,540,801)     (2,548,194)
  Additions to restricted cash                                          (3,682,716)     (7,117,723)     (4,713,629)
  Releases of restricted cash                                            6,126,246       6,155,984       3,499,424
  Decrease (Increase) in cash in escrow from
    vacation ownership interests sales - net                             2,525,364      (6,878,841)     (2,072,785)
  Purchases of certificates of deposit                                    (121,293)       (602,817)     (1,237,895)
  Maturities of certificates of deposit                                    744,875       1,323,402         595,660
  Investment in unconsolidated affiliates                                 (200,000)           --           (91,214)
                                                                      ------------    ------------    ------------

Net cash provided by (used in) investing activities                      2,511,522     (10,660,796)     (6,568,633)
                                                                      ------------    ------------    ------------
Cash Flows from Financing Activities:
  Borrowings of notes and mortgages payable                             63,013,765      20,456,101      13,820,261
  Repayments of notes and mortgages payable                            (38,611,736)     (8,308,722)     (5,432,336)
  Borrowings from affiliate of joint ventures                            1,289,844       6,227,875            --
  Repayment of note payable to unconsolidated affiliate                    (27,222)       (125,000)       (125,000)
  Payments on capital lease obligations                                   (428,541)       (353,258)       (283,219)
  Equity investment from joint venture partner                           1,500,000            --              --
  Stockholder contributions                                                   --              --            55,925
  Stockholder distributions                                                   --        (2,044,026)     (1,733,898)
  Proceeds from initial public offering - net                                 --         6,980,774            --
  Proceeds from issuance of common stock                                 1,328,106           2,000           1,000
                                                                      ------------    ------------    ------------
Net cash provided by financing activities                               28,064,216      22,835,744       6,302,733
                                                                      ------------    ------------    ------------

Net (decrease) increase in cash and cash equivalents                    (2,191,458)      7,882,480      (1,143,657)
Cash and cash equivalents at beginning of year                           8,499,386         616,906       1,760,563
                                                                      ------------    ------------    ------------

Cash and cash equivalents at end of year                              $  6,307,928    $  8,499,386    $    616,906
                                                                      ============    ============    ============

See accompanying notes to consolidated financial statements

            VACATION BREAK U.S.A., INC. AND CONSOLIDATED SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       NATURE OF BUSINESS

                  Vacation Break U.S.A., Inc. and consolidated subsidiaries (the "Company") is engaged in the sale of vacation packages, hotel operations and the renovation, construction, sale and financing of resort vacation ownership interests (VOIs). At December 31, 1996, the entities comprising the consolidated Company are as follows:
                              Vacation Break U.S.A., Inc.
                              Atlantic Marketing Realty, Inc.
                              Sea Gardens Beach and Tennis Resort, Inc.
                              Vacation Break International Limited
                              Vacation Break Marketing Company Limited
                              Vacation Break Management, Inc.
                              Resort Yachts of America, Inc.
                              Serenity Yacht Club, Inc.
                              Vacation Break Construction, Inc.
                              Vacation Break Resorts, Inc.
                              Resorts Title, Inc.
                              Vacation Break Welcome Centers, Inc.
                              Vacation Break Resorts at Palm Aire, Inc.
                              Vacation Break Resorts  at Ocean Ranch, Inc.
                              Vacation Break Resorts at Star Island, Inc.
                              Palm Vacation Group (a Florida general
                              partnership)
                              Ocean Ranch Vacation Group (a Florida
                              general partnership)
                              Vacation Break Marketing Consultants, Inc.

                  For the year ended December 31, 1995, Vacation Break Resorts at Ocean Ranch, Inc., Ocean Ranch Vacation Group and Vacation Break Marketing Consultants, Inc. had not been formed and, accordingly, did not form part of the consolidated 1995 financial statements. For the year ended December 31, 1994, Vacation Break Resorts at Star Island, Inc., Vacation Break Resorts at Palm Aire, Inc., Vacation Break Resorts at Ocean Ranch, Inc., Resorts Title, Inc., Palm Vacation Group and Vacation Break Welcome Centers, Inc. had not been formed and, accordingly, did not form part of the consolidated 1994 financial statements.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         PRINCIPLES OF CONSOLIDATION

                  The consolidated financial statements include the accounts of the Company and the companies listed in Note 1, which are wholly-owned or majority-owned by the Company. All significant intercompany transactions and balances have been eliminated from these consolidated financial statements. The 1994 financial statements reflect the accounts of the Company as if consolidation had occurred prior to this date.

         CASH AND CASH EQUIVALENTS

                  All highly liquid cash investments with a maturity of three months or less from the date of purchase are considered cash equivalents.

            VACATION BREAK U.S.A., INC. AND CONSOLIDATED SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         CERTIFICATES OF DEPOSIT

                      Certificates of deposit have original maturities in excess of three months but not exceeding one year at the time of purchase. The carrying amounts approximate market value due to their short maturities.

         REVENUE RECOGNITION

         VACATION OWNERSHIP INTERESTS:

                  VOI's consist of specified fixed week interval ownership in fully furnished units. Generally, VOI's are sold under contracts for deed requiring a 10 % down payment and monthly installments for periods of up to 7 years. VOI revenue is recognized when a 10 % down payment has been received and a 10 day rescission period has expired. During the 10 day rescission period, a customer may cancel for any reason and have the down payment refunded. Revenue relating to sales of VOI's in projects under development is recognized using the percentage of completion method. Under this method, the portion of revenues applicable to costs incurred, as compared to total estimated construction and acquisition costs, is recognized in the period of sale. The remaining revenue is deferred and recognized as the remaining costs are incurred. Sales commissions and direct marketing costs relating to VOI's accounted for under the percentage of completion method are deferred until the associated revenues are recognized.

                  As part of the Company's strategy associated with the marketing of VOIs, vacation package certificates are sold on a non-refundable basis. The customer has up to eighteen months to exercise the certificate, at which time the certificate expires, if not extended for an additional twelve months generally upon payment of a nominal fee. All revenues, and direct costs incurred relating to the sale of vacation package certificates, are deferred until either the vacation is taken or the eighteen month period has expired and the Company is no longer contractually obligated to fulfill the vacation. To the extent that vacation package certificates are extended beyond the eighteen month period, revenues, including fees received upon extension and related direct costs, are deferred until either the vacation is taken or the extended period has expired. Revenues and related costs from vacation packages are included net in "Vacation ownership interests - sales & marketing costs".

         ADVANCE DEPOSITS:

                  Customers have the opportunity to purchase upgrades to their basic vacation package. Upgrades primarily include more luxurious accommodations and car rentals. Upgrades are paid, generally within 45 days of the scheduled vacations, and are recognized as revenue when the vacations are taken.


         COMMISSIONS ON MARKETING AGREEMENTS:

                  The Company has entered into marketing agreements with certain non-affiliated companies and certain non-consolidated affiliated companies to sell vacation ownership interests on their behalf. Commissions are recognized as revenue after a 10 day rescission period.

            VACATION BREAK U.S.A., INC. AND CONSOLIDATED SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         ALLOWANCES FOR DOUBTFUL ACCOUNTS

                  The Company has established allowances for doubtful accounts for receivables and for mortgages receivable on vacation ownership interests. The allowance for mortgages receivable is based on industry and the Company's historical default experience and is net of anticipated cost recoveries on the underlying vacation ownership interests. The allowance for receivables is based primarily upon prior loss experience and the identification of specific accounts deemed uncollectible. Cancellations of prior years sales are charged against the provision while cancellation of current years sales are charged against VOI sales revenues in the period of cancellation.


         VACATION OWNERSHIP INTERESTS HELD FOR SALE AND REAL ESTATE AND DEVELOPMENT COSTS

                  VOI's held for sale and real estate and development costs represent the costs of unsold units, recorded at cost which is lower than estimated net realizable value. Costs include land, land improvements, construction, including capitalized interest and real estate taxes, furnishing of the facility and a portion of the costs of amenities constructed for the use and benefit of the VOI owners. Cost of VOI units sold is determined using the relative sales value method. Real estate acquisition costs are allocated to specific projects based on their relative fair value before development.

         PROPERTY AND EQUIPMENT

                  Property and equipment, which relate primarily to the Company's hotel, spa and corporate operations and do not relate to vacation ownership interests, are stated on the basis of cost less accumulated depreciation and amortization. The Company provides for depreciation on a straight-line basis over the following estimated useful lives: building and improvements, 27.5 years; software costs, 5 years; equipment, furniture and fixtures, 5 to 7 years; and yachts, 10 years.

                  During 1996, management changed the estimates of the useful lives of computer hardware from 5 to 7 years and software costs from 3 to 5 years. These changes resulted in an increase to income before income taxes of $415,000, an increase to net income of approximately $255,000 and an increase to primary and fully diluted earnings per share of $0.03.

                  Assets under capital leases are capitalized using an implicit interest rate appropriate at the inception of each lease and are amortized over the shorter of the applicable lease term or the useful life of the asset.

                  When assets are retired or otherwise disposed of, the costs and accumulated depreciation are removed from the respective accounts and any related gain or loss is recognized. Maintenance and repair costs are charged to expense as incurred, and renewals and improvements that extend the useful lives of assets are capitalized.

            VACATION BREAK U.S.A., INC. AND CONSOLIDATED SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

                  Long-lived assets to be held and used are reviewed for impairment whenever changes in circumstances indicate that the related carrying amounts may not be recoverable under the provisions of Statement of Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." When required, impairment losses on assets to be held and used are recognized based on the fair value of the asset. The Company determined that there was no impairment as of December 31, 1996 and 1995.

         INVESTMENT IN UNCONSOLIDATED AFFILIATES

                  The Company has a 50% interest in the Port Lucaya Resort Company Limited and a 25% interest in Vacation Marketing Consultants, Inc., which are accounted for under the equity method.

         INCOME TAXES

                  The Company and its consolidated subsidiaries utilize the asset and liability method of accounting for deferred income taxes. Under this method, deferred tax assets and liabilities are established based on the differences between financial statement and income tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

                  The Company provides a valuation allowance against deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

                  Additionally, certain of the Company's consolidated subsidiaries include Bahamian corporations which are not currently subject to income taxation for Bahamian tax purposes or for U.S. federal and state income tax purposes.

                  Prior to November, 1995, the Company and its consolidated subsidiaries were either taxed as regular corporations at the corporate level or elected to be taxed as S Corporations under provisions of the Internal Revenue Code. The consolidated subsidiaries which were taxed as S Corporations prior to November 1995, were not subject to federal and state income taxes at the corporate level. Instead, the taxable income of the S Corporations for the period of time prior to November 1995 was included in the individual income tax return of their sole stockholder. On October 31, 1995, the Company's S Corporation subsidiaries terminated their S Corporation elections and, accordingly, became subject to federal and state income taxes.

         ADVERTISING AND PROMOTION EXPENSE

                  Advertising expenses are charged to operations during the year in which they are incurred. Such expenses relate principally to a direct mail advertising program. For the years ended December 31, 1996, 1995 and 1994, these costs were approximately $2,067,000 and $3,716,000 and $3,712,000, respectively. Such costs are primarily included in vacation package costs.

            VACATION BREAK U.S.A., INC. AND CONSOLIDATED SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         FAIR VALUE OF FINANCIAL INSTRUMENTS

                  The Company's financial instruments consist of certificates of deposit, mortgages receivable on VOI sales, note receivable, notes and mortgages payable and amounts due to affiliate of Palm Vacation Group. Certificates of deposit have maturity dates of one year or less. Accordingly, their carrying values approximate their fair values. The fair values of mortgages receivable on VOI sales, note receivable and amounts due to affiliate of Palm Vacation Group have been estimated based on interest rates available for similar credit and debt instruments and approximate their carrying values. Of the total balance of notes and mortgages payable, 98% bear interest at variable rates. Accordingly, their carrying values approximate their fair values. The remaining notes and mortgages payable bear interest at rates available for similar instruments.

         NEW ACCOUNTING PRONOUNCEMENTS

                  For the year ended December 31, 1996, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation.". This pronouncement establishes financial accounting and reporting standards for stock-based employee compensation plans. It encourages, but does not require, companies to recognize compensation expense for grants of stock, stock options and other equity instruments to employees based on new fair value accounting rules. The Company has chosen to account for stock-based compensation under provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations, as permitted under SFAS No. 123. Accordingly, the adoption of this standard did not affect the Company's results of operation, financial position or liquidity.

                  SFAS No. 128, "Earnings per Share" must be implemented by the Company in 1997. This pronouncement specifies the computation, presentation and disclosure requirements for earnings per share. It requires presentation of earnings per share for entities that have issued common stock or potential common stock if those securities trade in the public market. The Company anticipates adopting SFAS No. 128, although the impact of such disclosure has not been determined.

         RECLASSIFICATIONS

                  Certain amounts in the 1995 and 1994 financial statements have been reclassified to conform to the 1996 presentation. Vacation package revenues, less vacation package costs, have been included as vacation ownership interests-sales & marketing costs in the statement of operations for the year ended December 31, 1996. This change in presentation more closely correlates to the presentation method of other companies in the vacation ownership industry.


         NET INCOME PER SHARE

                  For the year ended December 31, 1996, primary earnings per share are based on the weighted average number of shares outstanding and the assumed exercise of dilutive stock options less the number of treasury shares assumed to be purchased from the proceeds using the average market price of the Company's common stock. Fully diluted earnings per share were computed using the higher of the average market price or the end of the year market price.

                  For the years ended December 31, 1995 and 1994, primary earnings per share were computed on net income decreased by pro forma reductions resulting from a tax provision relating to an S Corporation to C Corporation status, divided by the weighted average number of common shares outstanding.

            VACATION BREAK U.S.A., INC. AND CONSOLIDATED SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         ACCOUNTING ESTIMATES

                  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Such estimates consist of the allowances for doubtful accounts on mortgages receivable on VOI sales and receivables, revenue recognition under the percentage of completion method on VOI sales, depreciation and amortization of property and equipment, accrued liabilities and deferred revenues on vacation packages and VOI's. Actual results could differ from those estimates.

3.       RESTRICTED CASH

                  All cash received on VOI sales is recorded as restricted cash pending the execution and recording of the contract.

                  The Company engages an outside service organization to process all credit card charges received by the Company. This organization retains a revolving reserve for charge backs against these credit card charges.

4.       RECEIVABLES - NET

         Receivables - net consisted of the following:

                                                                             DECEMBER 31,
                                                                             ------------
                                                                        1996               1995
                                                                        ----               ----
                Commissions on sales under
                   marketing agreements                            $   606,834          $ 902,343
                Vacation package sales                                 874,681            844,553
                Hotel operations                                       438,624            222,998
                Due from Condo Association                             650,788            395,870
                Interest receivable - VOI mortgages                    862,649            465,784
                Other                                                  393,700            137,361
                Due from officers and employees                        160,688            563,513
                                                                     ---------            -------

                                                                     3,987,964          3,532,422
                Less:  allowance for doubtful accounts                (230,579)          (150,962)
                                                                    -----------          --------

                                                                   $ 3,757,385        $ 3,381,460
                                                                     =========          =========

                  The Company generates commissions on sales under marketing agreements through the sale of vacation ownership interests at a non-related company and at Coconut Bay Resort Properties, Inc. and Intracoastal Resorts, Inc., which are non-consolidated companies in which the majority stockholder has an interest (Note 18). Receivables relating to Coconut Bay Resort Properties, Inc. and Intracoastal Resorts, Inc. are recorded separately on the balance sheet under the caption, "Due from unconsolidated affiliates". Commissions receivable are paid over a three to four year period by the above companies as the purchasers of the vacation ownership interests pay down their mortgage notes.

                  Receivables for vacation package sales represent credit card sales being processed and amounts due from an independent marketing company. Credit card receivables are generally remitted to the Company within 3 days from the date of sale and are subject to a reserve (Note
         3).

            VACATION BREAK U.S.A., INC. AND CONSOLIDATED SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4.       RECEIVABLES - NET (CONTINUED)

                Activity in the allowance for doubtful accounts, which relates primarily to commissions under marketing agreements, was as follows:

                                                           FOR THE YEARS ENDED DECEMBER 31,
                                                           --------------------------------
                                                     1996               1995              1994
                                                     ----               ----              ----

         Balance - Beginning of year               $ 150,692         $ 320,691         $ 496,757
         Provision                                   150,000           223,811            80,430
         Receivables charged off                     (70,113)         (393,810)         (256,496)
                                                     -------          --------          --------

         Balance - End of year                     $ 230,579         $ 150,692         $ 320,691
                                                     =======           =======           =======

5.       NOTE RECEIVABLE

                  During December 1996, the Company sold certain exclusive marketing agreements with a number of independent telemarketing operators (ITO's) to an outside travel group for $200,000 in cash and an 8% promissory note due December 31, 1998 in the amount of $2,300,000. As additional consideration, the Company assigned receivables from the ITO's of approximately $2 million to the travel group. The note will be paid through deductions of sales commissions due to the travel group resulting from VOI sales generated through leads from the travel group, with any remaining balance due December 31, 1998.

6.       MORTGAGES RECEIVABLE ON VACATION OWNERSHIP INTERESTS

                  The Company provides financing to the purchasers of its VOI's which is collateralized by their interest in such VOI's. These mortgages receivable are generally payable over a period of one to seven years, bearing interest at rates ranging from 8% to 18% and requiring equal monthly installments of principal and interest. The Company also offers non-interest bearing mortgages to purchasers who pay at least 50% of the purchase price at the time of sale or within thirty days from the date of sale and who repay the balance within one year.

                  The Company has entered into agreements with certain financial institutions for the financing of mortgages receivable at weighted average interest rates of 10.4% and 11.7% as of December 31, 1996 and 1995, respectively. These agreements provide for advances on a recourse basis for 75 % to 85 % of the face value of the mortgages receivable. The principal and interest payments made by the mortgagees on any mortgages financed with these financial institutions are remitted directly to the financial institutions and are applied against the Company's loan obligation.

                  Mortgages receivable on VOI's consisted of the following at:

                                                                              DECEMBER 31,
                                                                              ------------
                                                                         1996             1995
                                                                         ----             ----

                  Hypothecated mortgages receivable                  $ 50,591,503    $ 21,639,731
                  Non-hypothecated mortgages receivable                24,715,007      25,055,159
                                                                       ----------      ----------

                                                                       75,306,510      46,694,890
                  Less:  allowance for doubtful accounts               (2,278,000)     (1,271,210)
                                                                       -----------     -----------

                                                                     $ 73,028,510    $ 45,423,680
                                                                       ==========      ==========

            VACATION BREAK U.S.A., INC. AND CONSOLIDATED SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


6.       MORTGAGES RECEIVABLE ON VACATION OWNERSHIP INTERESTS (CONTINUED)

                  For the years ended December 31, 1996, 1995 and 1994 activity in the allowance for doubtful accounts which relates to VOI sales was as follows:

                                                                        FOR THE YEARS
                                                                     ENDED DECEMBER 31,
                                                                     ------------------
                                                              1996          1995          1994
                                                              ----          ----          ----
                  Balance - Beginning of year             $ 1,271,210  $    689,335    $ 300,000
                  Provision                                 2,286,748     1,301,403      598,775
                  Receivables charged off                  (1,279,958)     (719,528)    (209,440)
                                                           -----------     ---------    ---------

                  Balance - End of year                   $ 2,278,000   $ 1,271,210    $ 689,335
                                                            =========     =========      =======

7. VACATION OWNERSHIP INTERESTS HELD FOR SALE AND REAL ESTATE AND DEVELOPMENT COSTS

                  At December 31, 1996 and 1995, the Company had the following VOI units available for sale:

                                                     December 31,
                                                   1996          1995
                                                   ----          ----
                  Competed units                    3,914          3,737
                  Units under construction          8,937         10,169
                                                    -----         ------
                    Total                          12,851         13,906
                                                   ======         ======

                  In January 1996, the Company purchased a 55% interest in a general partnership which acquired the Ocean Ranch Resort for the amount of $3.3 million to construct a 99 unit facility (5,148 VOI's) at an estimated construction cost of $12.7 million.

                  In connection with the renovation and construction of various projects under development, the Company has entered into a number of non-cancelable construction contracts. At December 31, 1996, approximately $8,900,000 remained on these contracts. In addition, the Company has an unconditional $8.8 million obligation to purchase units at Star Island and is obligated to complete construction of such units. Further, the Company has guaranteed construction debt associated with these units of up to $6.5 million.

                  For the years ended December 31, 1996, 1995 and 1994, interest capitalized in project costs was approximately $2,265,000, $1,400,000 and $36,000, respectively.

8.       PREPAID EXPENSES AND OTHER ASSETS

                  Prepaid expenses and other assets consisted of the following at:

                                                                               DECEMBER 31,
                                                                               ------------
                                                                           1996            1995
                                                                           ----            ----
                  Prepaid cruises                                    $    158,340      $  286,681
                  Prepaid insurance                                       467,505         579,960
                  Inventory for hotel operations                          114,726         110,786
                  Deposits                                                436,185         429,199
                  Prepaid vacation fulfillment costs                    1,075,295         695,832
                  Deferred financing costs                              1,157,391         606,377
                  Deferred commissions & expenses - VOI's               1,685,868       1,634,930
                  Barter credits                                          550,000               -
                  Other                                                   274,673         177,949
                                                                      -----------         -------

                                                                      $ 5,919,983     $ 4,521,714
                                                                        =========       =========

            VACATION BREAK U.S.A., INC. AND CONSOLIDATED SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.       PROPERTY AND EQUIPMENT

                  Property and equipment and related accumulated depreciation and amortization consisted of the following at:

                                                                              DECEMBER 31,
                                                                              ------------
                                                                        1996            1995
                                                                        ----            ----
                  Land                                            $      136,195   $     361,183
                  Buildings and improvements                           1,269,166       2,094,316
                  Equipment, furniture and fixtures                    4,392,388       3,746,869
                  Purchased software costs                             3,111,881       2,382,959
                  Yachts - resort activities                           2,297,797       2,297,797
                  Leasehold improvements                                 942,271         583,227
                  Equipment held under capital leases                  2,263,688       1,775,919
                                                                       ---------       ---------

                                                                      14,413,386      13,242,270
                  Less: Accumulated depreciation and
                    amortization                                      (4,138,516)     (3,375,568)
                                                                     ------------     -----------

                  Total                                             $ 10,274,870    $  9,866,702
                                                                      ==========       =========


                  Depreciation and amortization expense for the years ended December 31, 1996, 1995 and 1994 was $1,819,564, $1,722,502 and $904,611,
respectively.

10.      ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

                  Accounts payable and accrued liabilities consisted of the following at:

                                                                      DECEMBER 31,
                                                                      ------------
                                                                        1996            1995
                                                                        ----            ----
                  Accounts payable                                  $  4,149,481   $   5,849,923
                  Commissions, accrued wages,
                    vacation pay and payroll taxes                     1,877,425       2,946,468
                  Marketing costs (barter)                               550,000         -
                  Accrued construction costs                           5,025,889         300,000
                  Accrued interest                                       723,286         547,443
                  Other liabilities                                      884,462         596,899
                                                                   -------------         -------

                  Total                                             $ 13,210,543    $ 10,240,733
                                                                      ==========      ==========

            VACATION BREAK U.S.A., INC. AND CONSOLIDATED SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


11.      DEBT AND FINANCING ARRANGEMENTS

         Debt consisted of the following:

                                                                                              DECEMBER 31,
                                                                                              ------------
                                                                                           1996          1995
                                                                                           ----          ----
         Revolving lines of credit not to exceed $77,500,000 in the aggregate
         (limited by eligible collateral) - collateralized by VOI mortgages receivable with interest at rates ranging from prime plus 2.00% to 2.5%
         or 425 to 475 basis points over the three month LIBOR, floating, maturing through the year 2005, substantially all of which has been personally guaranteed by the majority stockholder of the Company. At
         December 31, 1996 and 1995, the weighted average interest rates on
         these notes were 10.4% and 11.7%, respectively.                              $ 42,394,175   $ 17,541,335

         Mortgage payable - Specified unit week release prices required for each
         VOI sold with final payment due June, 1997. Collateralized by land, buildings and vacation ownership development costs, with interest payable monthly at prime plus 1% and personally guaranteed by the majority stockholder of the Company. At December 31, 1996 and 1995, the
         interest rates were 9.25% and
         9.5%, respectively                                                               1,200,000      1,131,726

         Mortgage  payable - final  payment of  principal  plus  accrued  interest  on
         February 3, 1996.                                                                   -           4,500,000

         Mortgage  payable - Specified  unit  release  prices  required  for each unit sold with final payment due April,  1998.  Collateralized by land,  buildings and vacation  ownership  development  costs, with interest payable monthly at prime plus 1.5%;  collateralized by land,  buildings and equipment;  interest
         at December 31, 1996 was 9.75%. (1)                                              3,973,050         -

         Mortgage  payable - Specified  unit  release  prices  required  for each unit sold with final payment due April,  1998.  Collateralized by land,  buildings and vacation  ownership  development  costs, with interest payable monthly at
         prime plus 1.5%; interest at December 31, 1996 was 9.75%. (1)                    2,440,000         -

         Construction  mortgage  loan  payable - specified  unit-week  release  prices required  for each unit week sold with  final  payment  due June,  2000.  The
         maximum    borrowing    amount   under   this   facility   is    $12,700,000;
         Collateralized by land,  buildings and vacation ownership  development costs, with interest  capitalized  through  completion of construction  then payable
         monthly at prime plus 1.0%; interest at December 31, 1996 was 9.25%              1,500,000         -

         Mortgage payable - paid in 1996 through sales of VOI interests                      -           3,188,569

         Mortgage  payable -  principal  plus  accrued  interest  at 9% fixed rate due
         August 1996.                                                                         -            905,298

         Mortgage payable - monthly installments of $7,196 at 8% fixed rate, plus a final payment of $600,100 due in August 1998, collateralized by a yacht
         and  personally guaranteed by the majority stockholder of the Company.             650,702        686,105

            VACATION BREAK U.S.A., INC. AND CONSOLIDATED SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


11.      DEBT AND FINANCING ARRANGEMENTS (CONTINUED)

         Mortgage payable - monthly installments of $2,596 at 8.51% fixed rate, plus a final payment of $211,981 due in July 1999, collateralized by a yacht and
         personally guaranteed by the majority stockholder of the Company.                  240,073        250,318

         Mortgage payable - monthly installments of $2,033 at 9% fixed rate plus a final payment of $98,488 due in July, 2000, collateralized by a yacht
         and
         personally guaranteed by the majority stockholder of the Company                   148,674        159,168

         Mortgage payable - monthly installments of $1,508 plus interest at prime plus 1%, plus a final payment of $92,009 due and paid in May
         1996,
         collateralized by a yacht.                                                          -              98,042

         Other                                                                              756,049        440,133
                                                                                       ------------        -------

                                                                                       $ 53,302,723   $ 28,900,694
                                                                                         ==========     ==========

                  The notes payable of $42,394,175 require, among other things, a minimum net worth of $7,500,000, as defined, to be maintained.

                  Estimated maturities of existing outstanding debt for each of the next five years are as follows:

                            1997              $   23,811,000
                            1998                  19,702,000
                            1999                   8,970,000
                            2000                     769,000
                            2001                      50,723
                                                 -----------

                                                $ 53,302,723
                                                ============

                  (1) In March 1997 the Company borrowed an additional $4.0 million from the same lender, the proceeds of which were used to paydown amounts due to affiliate of Palm Vacation Group. The unit release prices required were increased with final payment extended to September 1998 and interest payable monthly at prime plus 1.5%.

                  Additionally, the Company has entered into a participation construction mortgage loan agreement to finance the construction of the Ocean Palms phase of the Sea Gardens project. The maximum to be borrowed will be $13.0 million (none outstanding at December 31, 1996) with sixty percent of the loan bearing interest at prime plus 1.0% and forty percent of the loan bearing interest at prime plus 2% with interest capitalized during construction and paid monthly thereafter. Specific unit-week release prices required for each unit-week sold with final payment due November 2000. Collateralized by land, buildings and vacation ownership development costs.

            VACATION BREAK U.S.A., INC. AND CONSOLIDATED SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


11.      DEBT AND FINANCING ARRANGEMENTS (CONTINUED)

         FINANCING AGREEMENTS

                  Under the terms of the revolving lines of credit agreements, the Company may borrow up to 75% to 85% of the balances of pledged VOI receivables relating to the sales of completed units. Additionally, the revolving lines of credit agreements allow the Company to borrow up to 60% to 65% of the balances of pledged VOI receivables for units under construction (presold units). The loans must be repaid over 4 to 8.5 year periods from the last borrowing or when the availability expires. The following is a summary of the $77,500,000 borrowings available and outstanding debt at December 31, 1996 under these credit agreements:

                                         AVAILABILITY
                                          EXPIRATION           TOTAL               PRESOLD UNITS
                  AVAILABILITY               DATE           BORROWINGS      AVAILABILITY    BORROWINGS
                  ------------           ------------       ----------      ------------    ----------
                  $ 30,000,000          December 1997       $ 13,864,981   $   4,500,000     $      -
                    15,000,000          August 1997            6,510,904       7,000,000            -
                    15,000,000          March 1998            11,568,821       3,000,000            -
                     7,500,000          May 1996               4,576,943         -                  -
                     5,000,000          May 1996               3,629,454         -                  -
                     5,000,000          September 1997         2,243,072       3,000,000            -
                     ---------                              ------------   -------------     --------

                   $ 77,500,00                              $ 42,394,175    $ 17,500,000     $      -
                     =========                                ==========      ==========      =======

                  The Company is currently extending the availability dates for borrowings through 1997 for the availability that expired in May 1996.

12.      CAPITAL LEASE OBLIGATIONS

                  Future minimum non-cancelable lease payments for equipment under capital leases as of December 31, 1996 together with the capital lease obligations are:

                            1997                             $   626,208
                            1998                                 619,899
                            1999                                 241,106
                            2000                                  66,876
                                                              ----------
                            Total minimum payments           $ 1,554,089
                            Interest amount                     (204,663)
                                                                ---------

                            Capital lease obligations        $ 1,349,426
                                                               =========

            VACATION BREAK U.S.A., INC. AND CONSOLIDATED SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


13.      INCOME TAXES

                  Prior to November 1995, the Company and its consolidated subsidiaries were either taxed as regular corporations at the corporate level or elected to be taxed as S Corporations under provisions of the Internal Revenue Code. The consolidated subsidiaries, which were taxed as S Corporations prior to November 1995, were not subject to federal and state income taxes at the corporate level. Net income, as presented in the accompanying consolidated financial statements, includes a provision (benefit) for income taxes for the entities which are subject to federal and state income taxes at the corporate level.

                  The provision (benefit) for income taxes for the Company and its consolidated subsidiaries consists of the following:

                                                                     YEARS ENDED DECEMBER 31,
                                                                     ------------------------
                                                                1996           1995        1994
                                                                ----           ----        ----
                  Current:
                      Federal                              $    -        $    (7,097)  $  (37,346)
                      State                                     -             (1,181)      (9,069)
                                                           -----------  ------------- ------------

                                                                 -            (8,278)     (46,415)
                                                           ------------       ------       -------
                  Deferred:
                      Federal                                 3,501,860    2,679,399     (442,285)
                      State                                     207,579      445,588     (106,780)
                                                             ----------      -------     --------

                                                              3,709,439    3,124,987     (549,065)
                                                              ---------    ---------     --------
                  Provision (benefit) for income taxes      $ 3,709,439  $ 3,116,709   $ (595,480)
                                                              =========    =========      =======

                  The significant components of the net deferred tax (liability) asset were as follows:

                                                                              DECEMBER 31,
                                                                              ------------
                                                                         1996             1995
                                                                         ----             ----
                  Deferred tax assets:
                  Accrued expenses                                  $    747,280    $  1,030,385
                  Allowance for doubtful accounts                        856,370         668,845
                  Deferred revenue                                     6,573,190       5,115,131
                  Vacation ownership interests held for sale             101,953         385,920
                  Other                                                   50,494          11,680
                  Net operating loss carryforwards                     5,029,521       2,918,255
                  State tax                                               78,611          -
                  Valuation allowance                                    (44,338)        (44,338)
                                                                   --------------   ------------

                                                                      13,393,081      10,085,878
                                                                   --------------   ------------
                  Deferred tax liabilities:
                  Property and equipment                                (707,459)       (452,056)
                  Installment method of accounting for income
                    tax reporting purposes                           (17,024,508)    (10,911,802)
                  Conversion to accrual method of accounting            (520,441)       (762,538)
                  Investment in partnership                           (1,348,200)       (457,570)
                                                                      ----------   -------------

                                                                     (19,600,608)    (12,583,966)
                                                                   --------------   ------------

                  Net deferred tax liability                        $ (6,207,527)   $ (2,498,088)
                                                                       =========       =========

            VACATION BREAK U.S.A., INC. AND CONSOLIDATED SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


13.      INCOME TAXES (CONTINUED)

                  The Company provides a valuation allowance against deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company and its consolidated subsidiaries have established a valuation allowance against deferred tax assets of $44,338 at December 31, 1996 and 1995. At December 31, 1996, the
         Company has net operating losses available for carryforward of approximately $13,400,000 and $8,070,000 for federal and state purposes, respectively. Such carryforwards expire beginning in the year 2006.

                  The reconciliation between the statutory provision for income taxes and the actual provision (benefit) for income taxes is shown as follows:

                                                                         YEAR ENDED DECEMBER 31,
                                                                         -----------------------
                                                                   1996          1995          1994
                                                                   ----          ----          ----
                  Income tax at federal statutory rate         $ 3,832,204   $ 3,209,519   $  4,090,541
                  State taxes, net of federal benefit              134,926       288,871        (75,302)
                  (Decrease) increase in valuation
                    allowance                                       -            (68,859)      (445,390)
                  Income not subject to federal and
                    state income tax                              (261,476)   (3,413,985)    (4,128,599)
                  Deferred taxes recorded due to change
                    in tax status                                    -         3,090,000              -
                  Nontaxable income                                  -            -             (36,730)
                  Nondeductible expenses                             3,785        11,163            -
                                                                ----------    ----------    -----------

                  Provision (benefit) for income taxes         $ 3,709,439   $ 3,116,709  $    (595,480)
                                                                ==========    ==========    ===========

                  Prior to the consummation of the initial public offering ("IPO"), the S Corporations in the affiliated group entered into S Corporation Tax Allocation and Indemnification Agreements (the "Tax Agreements") with their sole stockholder prior to November 1995, relating to their respective income tax liabilities. Because the S Corporations became subject to corporate income taxation on November 1, 1995, the reallocation of income and deductions between the periods during which the entities were treated as S Corporations and the periods during which the entities will be subject to corporate income taxation may increase the taxable income of one party while decreasing that of another party. Subject to certain limitations, the Tax Agreements provide that the stockholder will be indemnified by the entities with respect to federal and state income taxes (plus interest and penalties) shifted from a Company taxable year subsequent to the consummation of this offering to a taxable year in which the Company was an S Corporation, and the entities will be indemnified by the stockholder with respect to federal and state income taxes (plus interest and penalties) shifted from an S Corporation taxable year to a Company taxable year subsequent to the consummation of the IPO. Any payment made by the entities to the stockholder pursuant to the Tax Agreements may be considered by the Internal Revenue Service or the state taxing authorities to be nondeductible by the entities for income tax purposes.

            VACATION BREAK U.S.A., INC. AND CONSOLIDATED SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


14.      PRO FORMA DISCLOSURES

         PRO FORMA INCOME TAXES

                  As described in Note 2, prior to November 1995, some of the Company's consolidated subsidiaries elected to be taxed as S Corporations under provisions of the Internal Revenue Code. On October 31, 1995, those S Corporations terminated their S Corporation elections and, accordingly, became subject to federal and state income taxes. Upon termination of the S Corporation elections, deferred income taxes reflecting the tax effect of temporary differences between the Company's financial statement and tax bases of certain assets and liabilities became a net liability of the Company and are reflected on the consolidated balance sheet with a corresponding non-recurring expense in the consolidated statement of income. Deferred taxes relate primarily to accrued expenses, accounts receivable, deferred income, the capitalization of costs to vacation ownership interests and the use of the installment method of accounting for income tax reporting purposes. The amount of such deferred tax liability computed using the asset and liability method of accounting for deferred income taxes was $3,090,000 at October 31, 1995.

                  The following unaudited information reflects the reconciliation between the statutory provision for income taxes and the actual provision relating to the income tax expense that the Company's consolidated subsidiaries incurred for the tax years ended December 31, 1995 and 1994 and the pro forma income tax expense that would have been incurred had they been subject to federal and state income taxes for the years ended December 31, 1995 and 1994.

                                                                             YEAR ENDED DECEMBER 31,
                                                                             -----------------------
                                                                            1995                1994
                                                                            ----                ----

                  Income tax at federal statutory rate                  $ 3,209,519 (1)     $ 4,090,541 (1)
                  State taxes, net of federal benefit                       330,122             420,741
                  Change in valuation allowance                             (68,859)           (445,390)
                  Foreign entities not yet subject to income tax           (131,191)             38,525
                  Other                                                     (14,993)           (181,672)
                                                                            -------            --------
                  Provision for income taxes                            $ 3,324,598 (1)     $ 3,922,745 (1)
                                                                          =========           =========

                  (1) Pro Forma provision for income taxes, as calculated, assuming a combined federal and state income tax rate of 38.6% for the years ended December 31, 1995 and 1994.

         PRO FORMA NET INCOME PER SHARE

                  Pro forma net income per share has been computed by dividing pro forma net income by the weighted average number of common shares outstanding, after a 65,000-to-1 stock split effected prior to the closing of the aforementioned offering and the issuance of 1,800,000 shares of Common Stock at December 27, 1995.

            VACATION BREAK U.S.A., INC. AND CONSOLIDATED SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


15.      OPERATING LEASES

                  The Company leases office space located in Fort Lauderdale, Florida and Johnson City, Tennessee under operating leases expiring in various years through 2001.

                  Minimum future rental payments under various non-cancelable operating leases as of December 31, 1996, for each of the next five years and thereafter are as follows:

                                  CONSOLIDATED    AFFILIATED
                                    COMPANIES       COMPANY        TOTAL
                                    ---------       -------        -----
                         1997      $ 1,143,660 $    916,595  $   2,060,255
                         1998        1,021,046      853,353      1,874,399
                         1999          931,272      790,110      1,721,382
                         2000          507,858      726,867      1,234,725
                         2001           31,130      316,653        347,783
                                     ---------    ---------      ---------
           Total future minimum
             rental payments       $ 3,634,966  $ 3,603,578    $ 7,238,544
                                     =========    =========      =========

                  For the years ended December 31, 1996, 1995 and 1994 rent expense was, $2,182,000, $1,728,000 and $1,622,000, respectively.

                  Lease payments to the affiliated company represent a lease obligation associated with a hotel property operated by the Company and owned by Port Lucaya Resort Company Limited, a 50% owned unconsolidated subsidiary reported on the equity method of accounting.

16.      EMPLOYEE BENEFITS

                  The Company has provided a 401(k) plan option to employees effective January 1, 1994. This plan allows employees to contribute up to 15 % of their earnings to the plan on a pre-tax basis. Full time employees are eligible for enrollment into this plan after the completion of one year of service with the Company. Employee contributions are limited to the current annual maximum contribution allowed by the Internal Revenue Service. The Company matches 50% of employee contributions up to a maximum of 3% of employee earnings. The Company contributed approximately $72,000, $25,000 and $24,000 to the plan for the years ended December 31, 1996, 1995 and 1994, respectively.

17.      STOCK OPTION PLAN

                  The Company's 1995 Stock Option Plan (the "1995 Plan") provides for the granting of incentive stock options, which may only be granted to employees and of non-statutory stock options, which may also be granted to consultants and to independent contractors. The Chairman of the Board and Chief Executive Officer has been excluded from participation in the 1995 Plan. Prices of the options are determined by the Board of Directors. However, the exercise price of options granted can not be less than the fair market value of the Company's common stock on the date of the grant, except that incentive stock granted to a 10% stockholder must have an exercise price of at least 110% of the fair market value of the Company's common stock at the date of the grant. Options vest over 0 to 3 year periods and expire either 5 years or 10 years from date of grant.

                  Under the 1995 Plan, 600,000 common shares were reserved for issuance upon exercise of the options. The Board of Directors granted options to purchase 364,500 common shares to employees when the Company went public in December 1995.

            VACATION BREAK U.S.A., INC. AND CONSOLIDATED SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


17.      STOCK OPTION PLAN (CONTINUED)

                  On March 25, 1996, the Board of Directors granted options to purchase 189,025 common shares to employees of the Company and 8,000 common shares and another 2,000 common shares in August 1996 to the outside members of the Board of Directors.

                  The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation". Accordingly, no compensation cost has been recognized for the 1995 plan. Had compensation cost for the 1995 plan been determined based on the fair value at the grant dates for the awards consistent with the provisions of SFAS No. 123, the Company's net income and net income per share would have been reduced to the pro forma amounts indicated below:

                  Information regarding the Company's stock option plan is summarized below:

                                            1996          1995
                                            ----          ----
         Net income:
                As reported            $ 7,239,715     $ 5,845,455  (1)
                                         =========       =========

                Pro forma              $ 6,774,122     $ 5,614,378
                                         =========       =========

         Net income per share:

                As reported
                  Primary                  $ 0.82         $ 0.90    (1)
                                             ====           ====
                  Assuming full dilution   $ 0.80
                                           ======

                Pro forma
                  Primary                  $ 0.77         $ 0.86
                                             ====           ====
                  Assuming full dilution   $ 0.75
                                           ======

                The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: Dividend yield of 0%, expected volatility of 45%, risk-free interest rates of 6.25% and 8.0% and expected lives 5 years.

                (1) Represents pro forma (unaudited) net income and net income per share assuming that the Company had C Corporation status during 1995 and that the common shares were outstanding for the entire year.

                                                   1995 STOCK OPTION PLAN
                                                   ----------------------
                                                              WEIGHTED AVG.
                                                  SHARES     EXERCISE PRICE
                                                  ------     --------------
           Outstanding at December 31, 1994       -                 -
           Granted                               364,500          $ 5.10
           Exercised                               -                -
           Canceled                              (15,500)         $ 5.00
                                                  ------

           Outstanding at December 31, 1995      349,000          $ 5.11
           Granted                               199,025          $ 6.54
           Exercised                             (23,725)         $ 6.13
           Canceled                              (10,283)         $ 6.17
                                                  ------
           Outstanding at December 31, 1996      514,017          $ 5.47
                                                 =======

           Exercisable at December 31, 1996      254,668          $ 5.56
                                                 =======

           Options available to grant at
             December 31, 1996                    36,475
                                                  ======

                  Option price range at December 31, 1996 was $ 5.00 to $ 6.50

            VACATION BREAK U.S.A., INC. AND CONSOLIDATED SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


18.      RELATED PARTIES

                  The majority stockholder of the Company owns a 49 % interest in the Coconut Bay Resort Properties, Inc. ("Coconut Bay"), a VOI facility. For the years ended December 31, 1996, 1995 and 1994, the Company received sales commissions relating to VOI sales of $54,000, $128,000 and $200,000, respectively, from Coconut Bay.

                  During 1993, Coconut Bay loaned the Company $1,250,000 to be repaid in annual installments of $125,000. The effective interest rates on this note were 11.25% and 12.25% at December 31, 1996 and 1995, respectively. At December 31, 1996, the balance owing on this note amounted to approximately $533,000, including accrued interest.

                  The principal stockholder of the Company also owns a 33 % interest in Intracoastal Resorts, Inc., which develops and sells VOI's. For the years ended December 31, 1996, 1995 and 1994, the Company received sales commissions from Intracoastal Resorts, Inc. relating to VOI sales of $20,000, $1,381,000 and $2,000,000, respectively.

19.      CASH DEPOSITS IN EXCESS OF INSURED LIMITS

                  The Company maintains cash balances (including restricted cash and cash in escrow) and certificates of deposit at several financial institutions in excess of the amounts insured by the Federal Deposit Insurance Corporation. At December 31, 1996 and 1995, the Company's uninsured cash balances and certificates of deposit in excess of insured amounts totaled $12,737,574 and $10,617,556, respectively. The Company has not historically suffered any losses from its uninsured cash balances.

20.      CASH FLOWS

                  Cash paid during the years ended December 31, 1996, 1995 and 1994 for interest, net of amounts capitalized, amounted to, $5,015,784, $1,472,455 and $1,383,721, respectively.

                  Income taxes paid during the years ended December 31, 1996, 1995 and 1994 were $50,000, $0, and $480,000, respectively.

                  Significant non-cash investing and financing activities are as follows:

                  During 1996, property and equipment having a net book value of $1,110,494 were transferred to "Vacation ownership interest held for sale and real estate and development costs".

                  During December 1995, a $3,388,205 distribution payable was declared to the majority stockholder. This amount represented federal and state taxes payable to the majority stockholder for taxable S Corporation income included in his individual tax returns through termination of the S Corporation elections. This amount was distributed to the stockholder during 1996.

                  During the years ended December 31, 1996, 1995, and 1994, the Company entered into capital lease agreements for $457,272, $456,526 and $1,327,459, respectively.

            VACATION BREAK U.S.A., INC. AND CONSOLIDATED SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


21.      STOCKHOLDERS' EQUITY

                  The IPO registration of 1,800,000 shares of common stock of the Company included an over-allotment option of 270,000 additional shares of common stock to the Representatives at the initial offering price of $5.00 per share. During January 1996, the Representatives purchased these shares at the offering price less Representatives' discount and non-accountable expense allowance. The Company's proceeds from these sales were $1,182,489.

                  The Company has granted warrants to the Representatives to purchase from the Company 180,000 shares of Common Stock. These warrants are initially exercisable at an exercise price of $ 6.00 per share commencing one year from the consummation of the Initial Public Offering.

                  The consolidated financial statements of the Company are comprised of a number of companies. During each of the years in the three year period ended December 31, 1996, new companies were added to the consolidated financial statements in order to augment existing operations. A summary of such additions follows:

         * During 1994, two companies were added to the Company's consolidated financial statements, Vacation Break Construction, Inc. was formed (500 common shares; $1 par value) to manage the construction and renovation of additional vacation ownership interests facilities. Vacation Break Resorts, Inc. was formed (500 common shares; $1 par value) to purchase, develop and sell the Santa Barbara Resort and Yacht Club.

         * During 1995, four companies were added to the Company's consolidated financial statements. Each company's capital consisted of 500 shares of common stock; par value $ 1. Resorts Title, Inc. was formed to process the legal and title work operations for the various developer operations under the control of Vacation Break U.S.A., Inc. or its wholly-owned subsidiaries. Vacation Break Resorts at Palm Aire, Inc. was formed to hold a 55% interest in Palm Vacation Group, a Florida general partnership, which purchased and is developing and selling VOI's at the Palm Aire Resort and Spa located in Pompano Beach, Florida. Vacation Break at Star Island, Inc. was formed to acquire, develop and sell VOI's at the Star Island facility in Orlando, Florida. Vacation Break Welcome Centers, Inc. was formed to develop lead generation and tour processing operations in the Orlando, Florida area.

         * During 1996, three companies were added to the Company's consolidated financial statements. Vacation Break Resorts at Ocean Ranch, Inc. was formed to hold a 55% interest in Ocean Ranch Vacation Group, a Florida general partnership, which purchased and is developing VOIs at the Ocean Ranch property in Pompano Beach, Florida. Vacation Break Marketing Consultants, Inc. was formed to hold a 25% interest in Vacation Marketing Consultants, Inc. whose purpose is to generate prospects to purchase VOIs.

            VACATION BREAK U.S.A., INC. AND CONSOLIDATED SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


22.      COMMITMENTS AND CONTINGENCIES

                  The Company is currently a defendant in certain litigation arising in the ordinary course of business. In the opinion of management, based on the advice of legal counsel, the outcome of these actions will not have a material effect on the financial statements of the Company.

                  The Company is a party to twelve state or County actions related to the Company's marketing program alleging that the Company violated their consumer protection or telemarketing laws. The Company is and will actively attempt to settle with each of these states or counties over the next few months and does not anticipate its legal and settlement costs will have a material impact on the financial condition of the Company. Accordingly, no provision has been recorded in the financial statements.

23.      SIGNIFICANT RISK FACTORS

                  The ability of the Company to expand its business through the acquisition and development of new resort properties, as well as the Company's ability to provide attractive financing to its customers, depends to a large extent upon the availability of financing at acceptable interest rates. A significant decrease in the availability of such financing or a significant increase in interest rates could have a material adverse impact on the Company's business.

                  The Company's VOI properties are concentrated in the South and Central Florida areas. A natural disaster, such as a hurricane, could have an adverse impact on the Company's ability to conduct business.

24.      SUBSEQUENT EVENTS

                  The Company has entered into an Agreement and Plan of Merger (the "Acquisition Agreement") dated as of November 26, 1996, as amended through March 22, 1997, among the Company, Westview Resorts Corporation ("Westview"), Williamsburg Plantation, Inc. ("Williamsburg"), The Berkley Group, Inc. ("Berkley"), and Ocean Ranch Development, Inc. ("Ocean Ranch", and collectively with Westview, Williamsburg and Berkley, the "Lambert Companies"). The Lambert Companies are all majority owned and/or controlled by James E. Lambert.

                  Pursuant to the Acquisition Agreement, the Company will acquire existing developments and resorts at Bonaventure at Westview in Ft. Lauderdale and Williamsburg, Virginia. In addition, the Company will acquire (i) Berkley Vacation Resorts, Inc. ("BVRI"), and Cocowalk Development, Inc. ("CDI") both of which are wholly-owned subsidiaries of Berkley which own land adjacent to the Bonaventure resort, (ii) a 45% interest in each of two properties, the Palm Aire Resort and Spa ("Palm Aire") such 45% interest held by a wholly-owned subsidiary of Berkley, and Royal Vista ("Royal Vista") (formerly known as Ocean Ranch) in each of which the Company currently owns the remaining 55% interest and (iii) a 25% interest in Daily Management, Inc. ("DMI").

                  The Company will (i) issue a total of 8.7 million shares of the Company's Common Stock, 7.7 million of which (the "Lambert Shares") will be issued to James E. Lambert and members of his family and 1.0 million of which (the "Berkley Shares," and together with the Lambert Shares, the "Merger Shares") will be issued to Berkley, (ii) distribute $19.0 million in cash to James E. Lambert, and (iii) distribute to Berkley in cash an amount equal to the actual costs incurred for the land and construction in progress on the date of closing of the transactions contemplated by the Acquisition Agreement for the land owned by BVRI and CDI.

                  Consummation of the transaction is subject to, among other things, approval of the Company's shareholders. Upon approval of the transaction, the Company's Board of Directors will consist of two designees chosen by James E. Lambert, one designee chosen by the Berkley Group, three designees chosen by the Company and two independent designees to be chosen by James E. Lambert and Berkley.

                  In connection with the Mergers, the Company and Berkley will enter into a Marketing, Sales and Administrative Services Agreement pursuant to which Berkley will continue to perform marketing and related services for the Company at Westview and Williamsburg. In addition, pursuant to an employment agreement to be entered into between the Company and James E. Lambert, Mr. Lambert will serve as the Company's Chief Executive Officer for an initial period of three years following consummation of the transactions contemplated by the Acquisition Agreement.

                  As a result of the Acquisition Agreement, the Lambert Companies, including James E. Lambert, will own approximately 50.3% of the outstanding shares of Common Stock of the Company.


                  On March 28, 1997, the Company was served with a lawsuit filed in the Circuit Court for Pinellas County, Florida by Market Response Group and Laser Company, Inc. (MRG&L) the plaintiff, against the Company and Kevin M. Sheehan, its President. MRG&L was a former vendor to Vacation Break with respect to direct mail marketing. The complaint alleges that the defendants, in concert with other companies, conspired to boycott MRG&L and to fix prices for mailings in violation of the Florida Antitrust Act, and in concert with others, engaged in various acts of unfair competition, deceptive trade practices and common law conspiracy. The complaint also alleges that the defendants breached various provisions of a Sales and Marketing Agreement with plaintiff and interfered with and caused other companies to breach Sales and Marketing Agreements with MRG&L and that the defendants misappropriated proprietary information. The complaint also demands that the Company indemnify plaintiff for costs incurred by MRG&L to defend a 1996 Federal Trade Commission action. MRG&L claims to have suffered substantial damages. The actual aggregate amount of damages claimed is not calculable but appears to be in excess of $50 million. The Company believes it has meritorious defenses to each and every claim, intends to defend each and every claim vigorously, and will file counterclaims if appropriate.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders of
Vacation Break U.S.A., Inc. and Subsidiaries

Our report on the consolidated financial statements of Vacation Break U.S.A., Inc. and Subsidiaries is included on page F-2 of this Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in the index on page F-1 of this Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.


Coopers & Lybrand L.L.P.

Fort Lauderdale, Florida
March 14, 1997, except for Note 24, as to which the date is March 28, 1997.

                      SCHEDULE II
           VALUATION AND QUALIFYING ACCOUNTS


                                                     YEAR ENDED            YEAR ENDED            YEAR ENDED
                                                  DECEMBER 31, 1996     DECEMBER 31, 1995    DECEMBER 31, 1994
                                                  -----------------     -----------------    -----------------
Allowance for mortgage receivables on vacation
  ownership interests:

Balance at beginning of year                        $ 1,271,210           $   689,335           $   300,000
Provision                                             2,286,748             1,301,403               598,775
Write-offs                                           (1,279,958)             (719,528)             (209,440)
                                                    -----------           -----------           -----------
Balance at end of year                              $ 2,278,000           $ 1,271,210           $   689,335
                                                    ===========           ===========           ===========




Allowance for receivables:

Balance at beginning of year                        $   150,692           $   320,691           $   496,757
Provision                                               150,000               223,811                80,430
Write-offs                                              (70,113)             (393,810)             (256,496)
                                                    -----------           -----------           -----------
Balance at end of year                              $   230,579           $   150,692           $   320,691
                                                    ===========           ===========           ===========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         The Company has had no changes in or disagreements with its independent certified public accountant on accounting and financial disclosure.

                                    PART III

ITEM 10.              DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

a.)  Identification of Directors

      This item is incorporated by reference to Registrant's definitive Proxy Statement for the Annual Meeting of Shareholders.

b.)  Identification of Executive Officers

     See Item 1 - Business for a discussion regarding the Company's executive officers.

ITEM 11.              EXECUTIVE COMPENSATION.

      This item is incorporated by reference to Registrant's definitive Proxy Statement for the Annual Meeting of Shareholders.

ITEM 12.              SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                      MANAGEMENT.

      This item is incorporated by reference to Registrant's definitive Proxy Statement for the Annual Meeting of Shareholders.

ITEM 13.              CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      This item is incorporated by reference to Registrant's definitive Proxy Statement for the Annual Meeting of Shareholders.

                                     PART IV

ITEM 14.            EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
                    FORM 8-K.

(a) See item 8 for a list of financial statements and financial statement schedules included as part of this Annual Report on Form 10-K.

(b) No reports on Form 8-K were filed by the Registrant during the last quarter of 1996.

(c)      Exhibits

EXHIBIT
NUMBER                     DESCRIPTION
-------                    -----------
3.1     Amended and Restated Articles of Incorporation of Registrant(1)

3.2     Amended and Restated Bylaws of Registrant(1)

4.1     Certificate for Shares of Common Stock, par value $.01(2)

10.1    Registrant's 1995 Stock Option Plan(1)

10.2    Form of Stock Option Agreement(1)

10.3 Form of Indemnification Agreement between the Registrant and each of its directors and executive officers(1)

10.4    Employment Agreement between Ralph Muller and the Registrant(2)

10.5    Employment Agreement between Kevin Sheehan and the Registrant(2)

10.6    Employment Agreement between Joyce North and the Registrant(2)

10.7    Employment Agreement between Henry M. Cairo and the Registrant(2)

10.8    [Intentionally omitted]

10.9    Employment Agreement between Marco Manzie and the Registrant(2)

10.10 Agreement for Sale and Purchase between the Registrant and Allard Resort Hotel, Inc.(1)


10.11 Bill of Sale, dated November 9, 1994, from Allard Resort Hotel, Inc. to Vacation Break Resorts, Inc.(1)


10.12 Mortgage Note, dated November 9, 1994, and Mortgage Deed and Security Agreement, dated November 9, 1994, between Sun Bank/South Florida, N.A. and Vacation Break Resort Inc.(1)

----------------

(1) Exhibit is incorporated by reference to an identical numbered exhibit in the Company's Registration Statement on Form S-1, file number 33-92890.

(2) Exhibit is incorporated by reference to an identically numbered exhibit to the Company's Amendment No. 1 to Registration Statement on Form S-1, file number 33-92890.

(3) Exhibit is incorporated by reference to an identically numbered exhibit to the Company's Amendment No. 2 to Registration Statement on Form S-1, file number 33-92890.

EXHIBIT
NUMBER                     DESCRIPTION
-------                    -----------

10.14 Loan Agreement and Future Advance Promissory Note (Revolving), each dated November 9, 1994, by and between Sun Bank/South Florida, N.A. and Sea Gardens(1)

10.15 Guaranty Agreements, dated November 9, 1994, by and among Sun Bank/South Florida, N.A. and each of Registrant, I & M Marketing, Inc., Vacation Break Resorts, Inc., Vacation Break Promotions, Inc., Vacation Break Marketing, Inc., Atlantic Marketing Realty, Inc., and Ralph Muller and Alice Muller(1)

10.16 Loan and Security Agreement dated March 15, 1993, by and among Textron Franchise Corporation ("Textron") and Sea Gardens Beach & Tennis Resort, Inc. ("Sea Gardens"), a borrower, and each of Ralph Muller, and Registrant, Atlantic Marketing Realty, Inc., Financial Marketing, Inc., Vacation Break Marketing, Inc. and Vacation Break Promotions, Inc., as guarantors (collectively, the Textron Guarantors")(1)

10.17 Guaranty and Subordination Agreement, dated March 15, 1993, by and among Textron and each of the Textron Guarantors(1)

10.18 Agreement and Amendment to Loan and Security Agreement, dated November 16, 1993, by and among Textron, Sea Gardens and the Textron Guarantors(1)

10.19 Agreement and Second Amendment to Loan and Security Agreement, dated February 16, 1994, by and among Textron, Sea Gardens and the Textron Guarantors(1)

10.20 Agreement and Third Amendment to Loan and Security Agreement, dated as of November 30, 1994, by and among Textron, Sea Gardens and the Textron Guarantors(1)

10.21 Loan and Security Agreement, dated August 16, 1993, between Greyhound Financial Corporation (now known as Finova Capital Corporation ("Finova") and Sea Gardens(1)

10.22 Guaranty and Subordination Agreement, dated August 16, 1993, by and among Finova and each of the Registrant, Ralph Muller and Alice Muller, Atlantic Marketing Realty, Inc. Financial Marketing, Inc., Vacation Break Marketing, Inc. and Vacation Break Promotions, Inc. as guarantors (collectively, the "Finova Guarantors")(1)

10.23 Amendment No. 1 to Loan and Secuity Agreement, dated December 16, 1993, between Finova and Sea Gardens(1)

10.24 Amendment No. 2 to Loan and Security Agreement, dated December 7, 1994, between Finova and Sea Gardens(1)

10.25 Amendment to Guaranty and Subordination Agreement, dated December 7, 1994, by an among Finova and each of the Finova Guarantors(1)

EXHIBIT
NUMBER                     DESCRIPTION
-------                    -----------

10.26 Line of Credit Agreement and Promissory Note, each dated March 24, 1994, between Sea Gardens and Carney Bank(1)

10.27 Guaranty Agreement, dated March 24, 1994, between Ralph Muller and Carney Bank(1)

10.28 Guaranty Agreement, dated March 24, 1994, between Registrant and Carney Bank(1)

10.29 Credit Facility, dated July 20, 1993, between Port Lucaya Resort Company Limited and Barclays Bank PLC(1)

10.30 Debenture, dated October 28, 1992 from Port Lucaya Resort Company Limited to Barclay Bank PLC(1)

10.31 Supplemental Debenture, dated August 12, 1993 from Port Lucaya Resort Company Limited to Barclays Bank PLC(1)

10.32 Promissory Note, dated May 9, 1991, from Resort Yachts of America, Inc. to Sun Bank/South Florida, N.A.(1)

10.33 Loan and Security Agreement, dated July 21, 1994, between Nations Bank of Florida, N.A., Serenity Yacht Club, Inc. and Ralph Muller and Alice Muller(1)

10.34 Continuing and Unconditional Guaranty, dated July 21, 1994, of each of Ralph Muller and Alice Muller (relating to Nations Bank Loan and Security Agreement)(1)

10.35 Loan and Security Agreement, dated August 9, 1993, between Serenity Yacht Club, Inc. and Ralph Muller and Alice Muller(1)

10.36 Purchase and Marketing Agreement, dated May 15, 1995, between the Registrant and Staten Island Development Corp.(1)

10.38 Purchase and Sale Agreement, dated March 20, 1995, by and among the Registrant, the Berkley Group, Inc. and Palm Aire Ventures, Inc.(1)

10.39 Partnership Agreement, dated March 30, 1995, as amended, between Vacation Break Resort at Palm Aire, Inc. and Palm Resort Group, Inc.(2)

10.40 Marketing Agreement, dated March 20, 1995, between Palm Vacation Group and the Registrant(1)

10.41 Operating Agreement, dated August 3, 1992, between Registrant, Ralph Muller and The Grand Bahama Development Company Limited (1)

10.42 Lease Agreement, dated May 5, 1992, between Registrant and Stiles-Clymer Properties (suite 200), as amended(1)

10.43 Lease Agreement, dated January 19, 1993, between Registrant and Stiles-Clymer Properties (suite 102)(1)

EXHIBIT
NUMBER                     DESCRIPTION
-------                    -----------

10.44 Lease Agreement, dated as of February 9, 1994, between Registrant and Robert P. Williams trustee of The Crystal Springs Trust(1)

10.45 S. Corporation Tax Indemnification Agreement between the Registrant, Atlantic Marketing Realty, Inc. and Ralph Muller(1)

10.46 S. Corporation Tax Indemnification Agreement between the Registrant, Vacation Break Marketing, Inc. and Ralph Muller(1)

10.47 S. Corporation Tax Indemnification Agreement between the Registrant, Sea Gardens and Tennis Resort, Inc. and Ralph Muller(1)

10.48 S. Corporation Tax Indemnification Agreement between Registrant, I&M Marketing, Inc. and Ralph Muller(1)

10.49 Option Agreement between Ralph Muller and the Registrant regarding Sea America, Inc.(2)

10.50 Loan and Security Agreement, dated as of May 1, 1995, among Textron, Vacation Break Resorts, Inc., as borrower, and each of Ralph Muller, Alice B. Muller, the Registrant, Atlantic Marketing Realty, Inc., Vacation Break Promotions, Inc., Vacation Break Marketing, Inc. I&M Marketing, Inc. and Sea Gardens Beach and Tennis Resort, Inc.(2)

10.51 Guaranty and Subordination Agreement, dated as of May 1, 1995, among Textron and each of Ralph Muller, Alice B. Muller, the Registrant, Atlantic Marketing Realty, Inc., Vacation Break Promotions, Inc., Vacation Break Marketing, Inc., I&M Marketing, Inc. and Sea Gardens Beach, and Tennis Resort, Inc.(2)

10.52 Secured Promissory Note, dated May 1, 1995, issued by Vacation Break Resorts, Inc. to Textron(2)

10.53 Amendment to Loan Agreement, dated September 6, 1995, among Sun Bank/South Florida N.A., Sea Gardens Beach and Tennis Resort, Inc. and Vacation Break Resorts, Inc.(2)

10.54 Future Advance Mortgage Note, dated September 6, 1995, issued by Vacation Break Resorts, Inc. to SunBank/South Florida, N.A.(2)

10.55 Consolidated Promissory Note, dated September 6, 1995, issued by Vacation Break Resorts Inc. to SunBank/South Florida, N.A.(2)

10.56 Guaranty Agreements, dated September 6, 1995, among SunBank/South Florida, N.A. and each of the Registrant, I&M Marketing, Inc., Atlantic Marketing Realty, Inc., Vacation Break Promotions, Inc., Vacation Break Marketing, Inc., Sea Gardens Beach and Tennis Resort, Inc. and Ralph Muller and Alice B. Muller(2)

EXHIBIT
NUMBER                     DESCRIPTION
-------                    -----------

10.57 Construction Loan Agreement, dated September 6, 1995, between SunBank/South Florida N.A. and Sea Gardens Beach and Tennis Resort, Inc.(2)

10.58 Future Advance Promissory Note, dated September 6, 1995, issued by Sea Gardens Beach and Tennis Resort, Inc. to SunBank/South Florida, N.A.(2)

10.59 Consolidated Promissory Note, dated September 6, 1995, issued by Sea Gardens Beach and Tennis Resort, Inc. to SunBank/South Florida, N.A.(2)

10.60 Guaranty Agreements, dated September 1, 1995, among SunBank/South Florida, N.A. and each of the Registrant, Atlantic Marketing Realty, Inc., Vacation Break Promotions, Inc., I&M Marketing, Inc., Vacation Break Marketing, Inc. and Ralph Muller and Alice B. Muller(2)

10.61 Financing Commitment, dated August 16, 1995, issued by Textron to Vacation Break at Staten Island, Inc.(2)

10.62 Financing Commitment, dated September 8, 1995, issued by Heller Financial, Inc. to Sea Gardens Beach and Tennis Resort, Inc., Vacation Break Resorts, Inc. and Vacation Break at Star Island, Inc.(2)

10.64 Financing Commitment, dated October 20, 1995, issued by Bank Atlantic to Palm Vacation Group(3)

10.65 Loan and Security Agreement, dated as of December 19, 1995, among Sea Gardens Beach and Tennis Resort, Inc., Vacation Break Resorts, Inc., Vacation Break Resorts at Star Island, Inc. and Heller Financial, Inc.

10.66   Continuing Guaranty, dated December 19, 1995, between the
        Registrant and Heller Financial, Inc.

10.67 Loan and Security Agreement, dated March 14, 1996 between Textron and Vacation Break Resorts at Star Island, Inc.

10.68 Guaranty and Subordination Agreement, dated March 14, 1996, among Textron and each of the Registrant, Atlantic Marketing Realty, Inc. and Ralph Muller and Alice Muller

10.69 Loan and Security Agreement, dated as of March 14, 1996, between Vacation Break Resorts at Palm Aire, Inc. and Heller Financial, Inc.

10.70 Continuing Guaranty, dated as of March 14, 1996, between the Registrant and Heller Financial, Inc.

10.71 Amendment No. 5 to Loan and Security Agreement, dated as of March 1, 1996, among Sea Gardens Beach and Tennis Resort, Inc., Vacation Break Resorts, Inc. and Finova

EXHIBIT
NUMBER                     DESCRIPTION
-------                    -----------

10.72 Consent of Guarantors and Amendment of Guaranty, dated as of March 1, 1996, among the Registrant, Atlantic Marketing Realty, Inc., Ralph Muller and Alice Muller and Finova

10.73 Amendment and Restated Mortgage Deed and Security Agreement, dated January 9, 1996 between Palm Vacation Group and BankAtlantic

10.74 Ocean Ranch Vacation Group Joint Venture Agreement, dated as of January 10, 1996, between Vacation Break at Ocean Ranch, Inc. and Ocean Ranch Development, Inc.

10.75 Hotel Management Agreement, dated as of January 11, 1996, between Ocean Ranch Vacation Group and Vacation Break Management, Inc.

10.76 Loan Agreement, dated June 13, 1996, by and between Ocean Ranch Vacation Group and BankAtlantic

10.77 Absolute and Unconditional Continuing Guaranty, dated as of June 13, 1996, by Vacation Break U.S.A., Inc. (the "Registrant") in favor of BankAtlantic

10.78 Promissory Note, dated June 13, 1996, by Ocean Ranch Vacation Group to BankAtlantic

11.1    Statement regarding computation of per share earnings

16.1 Letter from J.L. Cohen & Associates regarding Registrant's change in independent auditors(1)

21.1    Registrant's subsidiaries(1)

27.1    Financial Data Schedule

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 27, 1997

                            VACATION BREAK U.S.A., INC.



                            By: /S/ RALPH P. MULLER
                               --------------------------------------
                               Ralph P. Muller, Chairman of the Board
                               and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     SIGNATURE              TITLE                                   DATE
     ---------              -----                                   ----

 /S/ RALPH P. MULLER        Chairman of the Board and            March 27, 1997
--------------------        Chief Executive Officer
Ralph P. Muller             (principal executive officer)


 /S/ KEVIN SHEEHAN          President and Director               March 27, 1997
-------------------
Kevin Sheehan


 /S/ HENRY M. CAIRO         Chief Financial Officer,             March 27, 1997
-------------------         Chief Operating Officer
Henry M. Cairo              and Director
                            (principal financial officer and
                            principal accounting officer)


 /S/ JOYCE NORTH            Vice-President - Sales and           March 27, 1997
----------------            Director
Joyce North


 /S/ RONALD J. KORN         Director                             March 27, 1997
-------------------
Ronald J. Korn


 /S/ RICHARD ADREY          Director                             March 27, 1997
------------------
Richard Adrey


 /S/ ALLEN C. HARPER        Director                             March 27, 1997
--------------------
Allen C. Harper


 /S/ ARTHUR WEINSTEIN       Director                             March 27, 1997
---------------------
Arthur Weinstein


 /S/ MICHAEL J. KOLLENDER   Director                             March 27, 1997
-------------------------
Michael J. Kollender

                                 EXHIBIT INDEX


EXHIBIT
NUMBER                     DESCRIPTION
-------                    -----------

11.1    Statement regarding computation of per share earnings

21.1    Registrant's subsidiaries(1)

27.1    Financial Data Schedule