Form 10-K/A
period 1996-12-31
VACATION BREAK USA INC
filed 1997-04-30
CIK 946733

FORM 10-K/A
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


 [X] AMENDMENT NO 1 TO ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]


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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

a.)  Identification of Directors

               The following table sets forth certain information with respect to the Company's directors.

NAME                          AGE   POSITION WITH COMPANY
-------------------------------------------------------------------------------
Ralph P. Muller                56    Chairman of the Board of Directors and
                                     Chief Executive Officer
Kevin Sheehan                  38    President and Director
Joyce North                    54    Executive Vice President - Sales and
                                     Director
Henry M. Cairo                 49    Chief Financial Officer and Chief
                                     Operating Officer and Director
Richard Adrey                  50    Director
Ronald J. Korn                 55    Director
Arthur Weinstein               40    Director
Allen C. Harper                50    Director
Michael J. Kollender           31    Director

               RALPH MULLER co-founded the Company, and he has been serving the Company full-time since its inception in 1985 as Chairman of the Board and Chief Executive Officer, and served as President of the Company from its inception until May 1995. Mr. Muller is also the President, Chief Executive Officer and Director of each of Serenity Homes, Inc., a company engaged in the business of purchasing and developing for sale residential real property, Sea America, Inc., a company engaged in the business of owning and administering a fleet of fishing and recreational boats as part of a 400-member boat club, and USA Today Realty, a full-service real estate brokerage firm. Mr. Muller has over 25 years of experience in the vacation/leisure industry. Mr. Muller has served on the South Florida Better Business Bureau.

               KEVIN M.SHEEHAN co-founded the Company and has served as President and a director of the Company since May 1995. Mr. Sheehan served as Executive Vice President of the Company from January 1991 until May 1995. From October 1987 to January 1991, Mr. Sheehan served as the Company's Vice President
- Marketing. Prior to joining the Company in 1987, Mr. Sheehan served in various positions in the vacation interval ownership industry.

               JOYCE NORTH has served as the Executive Vice President - Sales of the Company since January 1991 and as a director of the Company since May 1995. From 1980 to 1990, Ms. North marketed and sold vacation interval ownership interests for independent developers in the Pocono Mountains in Pennsylvania, Williamsburg, Virginia and French Lick, Indiana.

               HENRY M. CAIRO, a certified public accountant and an attorney-at-law, has served as Chief Financial Officer and Chief Operating Officer of the Company since June 1995 and has been a director of the Company since the consummation of the Company's initial public offering in December 1995. From December 1990 to May 1995, Mr. Cairo was a partner with the certified public accounting firm of Checker Simon & Rosner, where he specialized in the hospitality and real estate industries. Prior to joining Checker Simon & Rosner, Mr. Cairo was a partner with Laventhol & Horwath, an accounting firm. Mr. Cairo has over 14 years of experience in the vacation interval ownership industry, representing developers, lenders, marketing and management companies and homeowner associations. Mr. Cairo is a member of ARDA, where he has spoken at numerous conferences on subjects relating to the vacation interval ownership industry, including developer profitability and operational matters. Mr. Cairo currently serves as a member of the ARDA Resort Development Forum, and formerly served as the Chairman of the ARDA Accounting and Taxation Committee and Finance Committee.

               RICHARD ADREY, the President of Coastline Financial Group, Inc., a firm which serves as principal or advisor in the placement of debt or equity securities, has been a director of the Company since the consummation of the Company's initial public offering in December 1995. Prior to joining Coastline Financial Group, Inc. in 1992, from 1986 until 1991, Mr. Adrey served as the Senior Vice President of Associated Investment Company, a company engaged in arranging for the financing, syndication and sale of real estate.

               RONALD J. KORN, a certified public accountant and an attorney-at-law, has been a director of the Company since the consummation of the Company's IPO in December 1995. Since July 1991, Mr. Korn has served as President of Ronald Korn Consulting, a business consulting firm, and as Chairman of the Board of Carole Korn Interiors, Inc., an interior design firm. Since March 1995, Mr. Korn has also served as Executive Distributor of Interior Design Nutritionals, a company engaged in the distribution and marketing of personal care and nutritional products. From 1961 to 1991, Mr. Korn was a partner with the certified public accounting firm of KPMG Peat Marwick, including six years in which Mr. Korn served as Managing Partner of KPMG Peat Marwick's Miami, Florida office. Since October 1991, Mr. Korn has served as a director and Chairman of the Compensation and Audit Committees of the Board of Directors of Engle Homes, Inc., a company whose common stock is traded on the NASDAQ National Market.

               ARTHUR WEINSTEIN, PH.D., an Associate Professor of Marketing at Nova Southeastern University, has been a director of the Company since the consummation of the Company's IPO in December 1995. Dr. Weinstein has taught graduate courses in managerial and international marketing at Nova Southeastern University since 1993. Prior to joining Nova Southeastern University, from 1991 until 1993, Dr. Weinstein was an Assistant Professor of Marketing and International Business at Hofstra University and, from 1982 until 1991, was as an Adjunct Professor at Florida International University and a consultant to the university's Small Business Development Center. Dr. Weinstein is member of the American Marketing Association and the Academy of Marketing Science.

               ALLEN C. HARPER, the Chairman of the Board and Chief Executive Officer of First American Railways, Inc., a railroad development company, has been a director of the Company since the consummation of the Company's IPO in December 1995. Mr. Harper has over 30 years experience, principally in the areas of real estate management and development and rail transportation. Since 1984 he has been principally employed as the Chairman, President and principal shareholder of First Reserve, Inc., the holding company for Esslinger-Wooten-Maxwell, Inc., a residential and commercial real estate brokerage and management firm based in Coral Gables. Since September 1989, Mr. Harper has been a director, and from October 1992 to October 1993 he was Chairman of the Board, of the Tri-County Rail Authority, which operates a 67-mile mass transit railroad service known as "Tri-Rail" between the metropolitan areas of Miami, Ft. Lauderdale and West Palm Beach, Florida, and carries approximately 10,000 passengers daily. From June 1993 to September 1994, he has served as Co-Chairman of the High-Speed sub-committee of the Citizens Board, Metro-Dade Marketplace: Destination 2001, a committee created by the Metropolitan Dade County Board of Commissioners. Since May 1994, Mr. Harper has served as a director of Florida East Coast Railway Co., a railroad and real estate company based in St. Augustine, Florida.

               MICHAEL J. KOLLENDER has been a director of the Company since August 1996. Mr. Kollender is a Senior Vice President, Investment Banking, at Josephthal Lyon & Ross Incorporated ("Josephthal"), an investment banking firm. Prior to joining Josephthal, from 1987 to 1994 Mr. Kollender was a Senior Manager at BDO Seidman, a national certified public accounting firm. Mr. Kollender is a member of both the American Institute of Certified Public Accountants and the New York State Society of Certified Public Accountants.

COMMITTEES OF THE BOARD OF DIRECTORS AND MEETING ATTENDANCE

               During the Company's fiscal year ended December 31, 1996, the Company's Board of Directors held 10 meetings and took certain actions by written consent once. No director attended fewer than 75% of the meetings of the Board of Directors or any committee thereof held during 1996 during the period of such director's service.

               The only committees of the Board of Directors are the Audit Committee and the Compensation Committee. The Board does not have a nominating or similar committee.

               Messrs. Adrey, Korn and Harper are the current members of the Audit Committee, which held 4 meetings during the 1996 fiscal year. The duties and responsibilities of the Audit Committee include (a) recommending to the Board of Directors the appointment of the Company's auditors and any termination of engagement, (b) reviewing the plan and scope of audits, (c) reviewing the Company's significant accounting policies and internal controls and (d) having general responsibility for all related auditing matters.

               Messrs. Weinstein, Korn and Harper are the current members of the Compensation Committee, which held 3 meetings during the 1996 fiscal year. The Compensation Committee reviews and approves the compensation of the Company's executive officers and administers the Company's 1995 Stock Option Plan.

DIRECTORS' FEES AND COMPENSATION

               Directors who are not employees of the Company each receive an annual retainer of $10,000. In addition, in March 1997 the Board of Directors approved, and the non-employee directors of the Company received, an additional $10,000 to cover additional expenses incurred by each such director during 1996. No director of the Company receives any director's fees for attendance at meetings of the Board of Directors or committees thereof, although members of the Board do receive reimbursement for actual travel-related expenses incurred in connection with their attendance at meetings of the Board of Directors. Directors of the Company who are also employees of the Company do not receive additional compensation for their services as directors.


b.)  Identification of Executive Officers

     See "Item 1 - Business" for a discussion regarding the Company's executive officers.

ITEM 11. EXECUTIVE COMPENSATION.


SUMMARY COMPENSATION TABLE

               The following table sets forth, for the years ended December 31, 1996, 1995 and 1994, the aggregate compensation awarded to, earned by or paid to the Named Executive Officers. The Company did not grant any restricted stock awards or stock appreciation rights or make any long-term incentive plan payouts during such fiscal years.

                           SUMMARY COMPENSATION TABLE
                                                                                                   LONG-TERM
                                                        ANNUAL COMPENSATION                   COMPENSATION AWARD
                                           -----------------------------------------------------------------------------
                                                                                  ALL OTHER
                                                                                    ANNUAL
NAME ND PRINCIPAL POSITION           YEAR        SALARY            BONUS        COMPENSATION        OPTIONS(#)(1)
------------------------------------------------------------------------------------------------------------------------
Ralph Muller
   Chairman of the Board and          1996       $375,000                -                -0-                -0-
    Chief Executive Officer           1995     $1,297,643       $   75,000                -0-                -0-
                                      1994            -0-       $1,351,547        $266,344(2)                -0-
Kevin Sheehan
   President                          1996       $365,000                -                -0-                -0-
                                      1995     $1,105,215       $   75,000                -0-             75,000
                                      1994                      $1,205,597                -0-                -0-

Joyce North                           1996       $350,000         $330,000                -0-                -0-
   Executive Vice President -         1995       $175,564         $858,072                -0-            100,000
   Sales                              1994            -0-         $992,500                -0-                -0-

Henry M. Cairo                        1996       $250,000                -                -0-                -0-
   Chief Financial Officer and        1995       $138,640         $ 75,000                -0-             50,000
   Chief Operating Officer(3)         1994            -0-              -0-                -0-                -0-

Marco Manzie                          1996       $166,000         $170,000                -0-                -0-
    Vice President - Resort           1995       $184,462         $ 75,000                -0-             35,000
    Services                          1994       $141,254              -0-                -0-                -0-

------------------
(1) The amounts in this column represent options granted pursuant to the Company's 1995 Stock Option Plan.
(2) Represents premiums paid by the Company under insurance policies on the lives of Mr. Muller and his spouse.
(3) Mr. Cairo joined the Company in June 1995. Therefore, compensation information for the fiscal year 1995 represents the period from June 1995 through December 1995, and no compensation information is presented for Mr. Cairo for 1994.


EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

               The Company has entered into employment agreements, effective as of January 1, 1996, with Ralph Muller, Chairman of the Board and Chief Executive Officer of the Company, Kevin Sheehan, President, Joyce North,

Executive Vice President - Sales, Henry M. Cairo, Chief Financial Officer and Chief Operating Officer, and Marco Manzie, Vice President - Resort Operations. In the case of Messrs. Muller, Sheehan, Cairo and Ms. North, these agreements will expire in December 1997, subject to automatic one-year renewal periods unless 60 days prior written notice is given by the Company or such executive. These agreements provide for an annual base salary to Mr. Muller, Mr. Sheehan, Ms. North, Mr. Cairo and Mr. Manzie of $375,000, $365,000, $350,000, $250,000,
and $166,000, respectively. The employment agreements of Messrs. Muller, Sheehan and Cairo also provide for an annual bonus as determined by a majority of disinterested members of the Company's Board of Directors, subject to a maximum bonus during the first two years of each such agreement of $375,000, $365,000 and $250,000, respectively. The employment agreement of Ms. North provides for an annual bonus equal to (A) 3.0% of the Company's income before taxes, and (B) an additional amount equal to $100,000 if the Company's net income before taxes exceeds $12.5 million, and an additional $100,000 for each incremental increase of $5 million of net income before taxes in excess of $12.5 million, subject to a maximum bonus during the first two years of her employment agreement commencing January 1, 1996 of $625,000. Upon the Company's termination of the employment of any of the executives for any reason other than for cause, as specified in their respective employment agreements, each of the executives shall be entitled to receive a payment equal to (A) 12 months' base salary at the then prevailing rate plus (B) 100% of the most recent annual bonus paid to the executive under his or her employment agreement. Upon termination for "cause" or upon voluntary resignation, each of these executives shall be entitled to receive his or her base salary through the date of such termination and, in the case of voluntary resignation, subject to the approval of the Company's Board of Directors, his or her bonus, reduced, PRO RATA, to reflect the duration of his or her employment by the Company prior to such resignation. In addition, upon the actual or constructive termination of employment of Ms. North, Mr. Cairo or Mr. Manzie following the occurrence of a change in effective control of the Company, each of Ms. North and Mr. Cairo shall be entitled to receive a payment equal to (A) 200% of his or her base salary at the rate prevailing at the time of such change in control plus (B) 200% of the most recent annual bonus paid to him or her under his or her employment agreement and Mr. Manzie shall be entitled to receive a payment equal to (A) 100% of his base salary at the rate prevailing at the time of such change in control plus (B) 100% of the bonus paid to him under his employment agreement. Each of these executives is prohibited from competing with the Company for the duration of their respective employment agreements and, if terminated for cause or upon voluntary resignation, for a period of one year thereafter.

AGGREGATED FISCAL YEAR-END OPTION VALUE TABLE

               The following table sets forth certain information concerning unexercised stock options held by the Named Executive Officers as of December 31, 1996. No stock options were exercised by the Named Executive Officers during the year ended December 31, 1996. No stock appreciation rights have been granted or are outstanding.

    AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION VALUES

                          SHARES          VALUE REALIZED   NUMBER OF SECURITIES UNDERLYING       VALUE OF UNEXERCISED IN-THE-
                       ACQUIRED ON                          UNEXERCISED OPTIONS AT FY-END         MONEY OPTIONS AT FY-END (1)
                                                                         (#)
                                                           --------------------------------
 NAME                  EXERCISE (#)                          EXERCISABLE     UNEXERCISABLE       EXERCISABLE     UNEXERCISABLE
---------------------  -----------        -------------     ---------------  --------------      -------------   --------------
 Kevin Sheehan                    0                $0           37,500          37,500              553,125        $553,125
 Joyce North                      0                $0           50,000          50,000              762,500        $762,500
 Henry M. Cairo                   0                $0           25,000          25,000              381,250        $381,250
 Marco Manzie                     0                $0           17,500          17,500              266,875        $266,875

--------------------
(1) The closing price for the Common Stock as reported on the NASDAQ National Market System on December 31, 1996 was $20.25. Value is calculated by multiplying (i) the difference between $20.25 and the option price of $5.00 (with the exception of Kevin Sheehan, as to whom such option price is $5.50) by
               (ii) the  number of shares of Common Stock underlying the option.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

               Ralph P. Muller, the Chairman of the Board of Directors and Chief Executive Officer of the Company, and Kevin Sheehan, the President of the Company, participated in deliberations of the Company's Board of Directors concerning executive compensation during 1996.

BOARD COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

               PHILOSOPHY. The Compensation Committee's executive compensation philosophy is to provide competitive levels of compensation, integrate the compensation of its executive officers with the achievement of the Company's annual and long-term performance goals, reward above average corporate performance, recognize individual initiative and achievement and assist the Company in attracting and retaining qualified management. To meet these objectives, the Compensation Committee attempts to set the compensation of its executive officers at levels that it believes are competitive with other companies of the same size in the Company's industry, in light of the Company's then current and anticipated performance. The Compensation Committee endorses the position that equity interest in the Company by management is beneficial in aligning executive officers' and shareholders' interests in the enhancement of shareholder value.

               COMPONENTS OF EXECUTIVE COMPENSATION. Compensation of the Company's executive officers consists of both cash payments and grants of stock options. The annual cash compensation consists of a base salary and a bonus. Long-term incentives are provided through the grant of stock options under the Company's 1995 Stock Option Plan.

               BASE SALARIES AND BONUSES. The Compensation Committee attempts to set base salaries and bonuses of its executive officers at levels that it believes are competitive with other companies of the same size in the Company's industry. Information about appropriate salary and bonus levels has been determined by reviewing the public disclosure of the Company's competitors and through the Company's recruiting activities. Except as described below, salaries and bonuses are reviewed annually, and any adjustments are based on competitive practices as well as the performance of the Company and the executive officer.

               STOCK OPTIONS. The Compensation Committee grants stock options to the Company's executive officers pursuant to the Company's 1995 Stock Option Plan. The Compensation Committee has the authority to determine the individuals to whom stock options are awarded, the terms at which option grants are made, the duration of the options and the number of shares subject to each option. The size of the option grants are generally based on the position level of the recipient. Through the award of stock options, the objective of aligning executive officers' long range interests with those of the shareholders is met by providing the executive officers with the opportunity to build a meaningful stake in the Company.

               It is the Compensation Committee's intention that, over time, compensation opportunities from option grants will constitute a significant portion of each executive officer's total compensation. However, there are not automatic grants to each executive officer every year. Instead, the Compensation Committee reviews the performance of the Company overall and of each individual executive officer, as well as past option grants to each executive officer, and makes decisions about recipients and grant sizes for the year.

               In December 1994, the Internal Revenue Service issued amendments to the proposed regulations previously issued under Section 162(m) ("Section 162(m)") of the Internal Revenue Code of 1986, as amended. In general, Section 162(m) disallows a public company's deduction for compensation to any employee in excess of $1.0 million per year, unless such compensation is paid in connection with the attainment of performance goals established by the compensation committee of the board of directors and approved by the shareholders of such company in advance of the period during which services relating to such compensation were rendered. None of the executive officers of the Company presently receives, and the Compensation Committee does not anticipate that such persons will receive, annual cash compensation in excess of the $1 million cap provided in Section 162(m). The Compensation Committee intends to take the necessary steps to ensure compliance with Section 162(m).

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

               The following table sets forth information, as of the Record Date and after giving effect to the Acquisition Transactions, with respect to the beneficial ownership of shares of the Common Stock by (i) each person known by the Company to beneficially own more than 5% of the outstanding shares of Common Stock, (ii) each director of the Company, (iii) the Company's Chief Executive Officer and each named executive officer listed in the Summary Compensation Table below (collectively, the "Named Executive Officers") and (iv) all directors and executive officers of the Company as a group:

                                                                     AMOUNT AND NATURE       PERCENTAGE OF OUTSTANDING
                         NAME AND ADDRESS OF                           OF BENEFICIAL               SHARES OWNED
                         BENEFICIAL OWNER(1)                           OWNERSHIP(2)
---------------------------------------------------------------------------------------------------------------------
Ralph P. Muller ..........................................              5,172,026(3)                  60.1%
Kevin Sheehan.............................................              1,316,072(4)                  15.1%
Joyce North...............................................                450,000(5)                   5.2%
Henry M. Cairo............................................                 37,500(6)                    *
Marco Manzie..............................................                 17,500(7)                    *
Richard Adrey.............................................                  4,000(8)                    *
Ronald J. Korn............................................                  5,500(9)                    *
Arthur Weinstein..........................................                  2,500(10)                   *
Allen C. Harper...........................................                  2,200(11)                   *
Michael J. Kollender......................................                  8,000(12)                   *
All directors and executive officers as a group
   (__ persons)(13).......................................              6,615,298                     76.5%

--------------------
 *             Less than 1%.

(1) Unless otherwise indicated, the address of each of the beneficial owners identified above is c/o Vacation Break U.S.A., Inc., 6400
               N. Andrews Avenue, Park Plaza - Suite 200, Ft. Lauderdale, Florida 33309.
(2) A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days upon the exercise of options or warrants. Each beneficial owner's percentage ownership is determined by assuming that options or warrants that are held by such person (but not those held by any other person) and that are exercisable within 60 days have been exercised. Unless otherwise noted, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them.
(3) Includes 5,150,526 shares of Common Stock held by R & A Partnership, Ltd., a Texas limited partnership (the "Partnership"). RPM Investments, Inc., a Texas corporation wholly-owned by Mr. Muller, is the sole general partner of the Partnership. Mr. Muller along with his wife and children hold limited partnership interests in the Partnership. Also includes
               (i) 21,500 shares of Common Stock owned by Ralph P. Muller and Alice Muller, his wife, as joint tenants with rights of survivorship and (ii) 350,000 shares of Common Stock subject to an option granted to Joyce North. See Note (5) below. Does not include 165,902 shares of Common Stock beneficially owned by The Ralph Muller Irrevocable Trust established for the benefit of Mr. Muller's children.
(4) Includes 37,500 shares of Common Stock issuable at $5.50 per share and 25,000 shares of Common Stock issuable at $8.625 per share upon the exercise of currently exercisable options. Also includes 50,000 shares subject to an option granted to Joyce North. See note (5) below.
(5) Includes: (1) 50,000 shares of Common Stock issuable at $5.00 per share upon the exercise of currently exercisable options;
               (ii) 350,000 outstanding shares of Common Stock purchasable at $5.00 per share upon the exercise of a currently exercisable option granted to Ms. North by Mr. Muller; and (iii) 50,000 outstanding shares of Common Stock purchasable at $5.00 per share upon the exercise of a currently exercisable option granted to Ms. North by Mr. Sheehan.
(6) Represents 25,000 shares of Common Stock issuable at $5.00 per share and 12,500 shares of Common Stock issuable at $8.625 per share upon the exercise of currently exercisable options.
(7) Represents shares of Common Stock issuable at $5.00 per share upon the exercise of currently exercisable options.
(8) Includes 2,000 shares of Common Stock issuable at $6.50 per share upon the exercise of currently exercisable options granted under the Directors' Option Plan.
(9) Includes 2,000 shares of Common Stock issuable at $6.50 per share upon the exercise of currently exercisable options granted under the Directors' Option Plan.
(10) Includes 2,000 shares of Common Stock issuable at $6.50 per share upon the exercise of currently exercisable options granted under the Directors' Option Plan.
(11) Includes 2,000 shares of Common Stock issuable at $6.50 per share upon the exercise of currently exercisable options granted under the Directors' Option Plan.
(12) Includes currently exercisable options to purchase 2,000 shares of Common Stock at $10.00 per share that were granted pursuant to the Company's Directors' Option Plan and currently exercisable warrants to purchase 5,000 shares of Common Stock at $6.00 per share that were granted in connection with the Company's initial public offering.
(13)           SEE FOOTNOTES (3) - (12) ABOVE.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

COCONUT BAY RESORT

                Ralph Muller, the Chairman of the Board, Chief Executive Officer and the majority shareholder of the Company, owns 49% of the issued and outstanding capital stock of Coconut Bay Resort Properties, Inc. ("Coconut Bay"). In 1992, Coconut Bay developed the COCONUT BAY RESORT, located in Fort Lauderdale, Florida, consisting of 52 units which were sold as approximately 2,300 VOIs. The Company serves as exclusive sales agent for the sale of VOIs at this resort, for which it receives a net commission equal to 45% of the purchase price of each VOI sold. During the year ended December 31, 1996, the Company received sales commissions from Coconut Bay of approximately $54,000. Substantially all VOIs in this resort were sold as of December 1993. However, the Company may in the future serve as sales agent with respect to VOIs which are re-acquired by Coconut Bay upon foreclosure or otherwise, although it does not anticipate that the revenues from such activities will be significant. The Company believes that the marketing fees it receives in connection with sales of VOIs in the COCONUT BAY RESORT are at rates which are no less favorable than the rates it receives in connection with sales of VOIs in properties owned by unaffiliated developers.

SURFSIDER AND SURFRIDER RESORTS

                Mr. Muller also owns approximately 33% of the issued and outstanding capital stock of Intracoastal Resorts, Inc. ("Intracoastal"). In 1993, Intracoastal developed the SURFSIDER resort, in Pompano, Florida, consisting of 17 units for sale as 884 VOIs. The Company serves as exclusive sales and marketing agent for the sale of VOIs at this resort, for which it receives a commission equal to 46% of the purchase price of each VOI sold. The Company did not receive any sales commissions from Intracoastal from sales of VOIs at the Surfsider resort during the year ended December 31, 1996. As of December 31, 1993, substantially all of the VOIs had been sold at this resort.

                In addition to SURFSIDER resort, in 1994 Intracoastal developed the SURFRIDER resort, in Pompano Beach, Florida. SURFRIDER consists of 15 units for sale as 780 VOIs. As with the SURFSIDER resort, the Company serves as exclusive sales and marketing agent for the sale of VOIs at this resort, for which it receives a net commission equal to 46% of the purchase price of each VOI sold. For the year ended December 31, 1996, the Company received sales commissions from Intracoastal of approximately $20,000 from sales of VOIs at the SURFRIDER resort. As of December 31, 1995, substantially all of the VOIs had been sold at this resort.

               The Company believes that the commissions it receives in connection with sales of VOIs in the SURFSIDER and SURFRIDER resorts are at rates which are no less favorable than the rates it receives in connection with sales of VOIs in properties owned by unaffiliated developers.

COCONUT BAY LOAN

                During 1993, Coconut Bay loaned the Company an aggregate principal amount of $1,250,000. This loan was evidenced by a promissory note, bearing interest at an annual rate of prime plus 3.25% and is due and payable in August 1998. In August 1996, the Company made principal payments of $125,000 to Coconut Bay on account of this loan. As of December 31, 1996, $435,000 of the principal amount of this loan remained outstanding. The Company believes that the loan from Coconut Bay is on terms which are no less favorable than the Company could obtain from an unaffiliated lender.

DIRECTOR'S FEE

               During the years ended December 31, 1993, 1994 and 1995, the Company paid Alice Muller, Ralph Muller's wife, an annual director's fee of approximately $104,000, $104,000 and $76,000, respectively. Mrs. Muller resigned as a director of the Company in June 1995 and no longer receives any compensation from the Company.

LOAN TO EXECUTIVE OFFICER

               In 1994, the Company made a loan to Kevin Sheehan, the Company's President, in the principal amount of $440,000, bearing interest at an annual rate of approximately 10%. The entire amount of this loan, together with all accrued interest, was paid by Mr. Sheehan in March 1995.

SEA AMERICA OPTION

                In March 1995, Mr. Muller granted the Company an option, exercisable at any time during the three-year period following the consummation of the Company's initial public offering, to purchase all of the outstanding capital stock of Sea America, Inc. for $10,000.

TAX INDEMNIFICATION AGREEMENTS

                Mr. Muller has entered into Tax Allocation and Indemnification Agreements with certain affiliates of the Company which were S corporations prior to the consummation of the Company's initial public offering. These agreements generally provide that Mr. Muller will be indemnified by each of the S Companies for any taxes due from Mr. Muller with respect to income derived by the S Companies during periods covered thereby, and the S Companies will be indemnified by Mr. Muller with respect to any overpayment to Mr. Muller in connection with estimated tax obligations of the S Companies. The amount of Mr. Muller's obligation to indemnify any of the S Companies, however, is limited to the amount of any corresponding reduction in Mr. Muller's liability for tax, interest or penalties (reduced by any related costs he incurs), while the S Companies are obligated to indemnify Mr. Muller by paying him an amount that, after taking into account the tax effects to Mr. Muller of his payment of tax, interest or penalties and of his receipt of the indemnification payment made to him, equals the increase in Mr. Muller's liability for tax, interest and penalties. In addition, Mr. Muller need not make any indemnification payment to any of the S Companies until he receives a refund or credit in respect of his corresponding liability for tax, interest or penalties, although the S Companies are obligated to indemnify Mr. Muller at the time he pays tax, interest or penalties, irrespective of when the S Companies receive a corresponding refund or credit. Finally, if Mr. Muller receives a refund or credit of tax, interest or penalties in respect of which he has been indemnified, he is obligated to repay the entity that indemnified him, upon receipt of the refund or credit, but the amount of his repayment cannot exceed an amount that, after giving effect to the tax consequences to Mr. Muller of the repayment and of the refund or credit he received (together with any interest or other amounts received), does not exceed the amount of that refund or credit (together with any interest or other amounts received), while the corresponding obligation of the S Companies is to repay Mr. Muller the amount of the indemnification payment it received from him (together with any interest or other amounts received), irrespective of the amount of the refund or credit or the tax consequences of the refund or credit or of the repayment to Mr. Muller.

                In 1995, the Company adopted a policy that it will not enter into any transaction with any officer, director or principal shareholder of the Company or any entity controlled by such persons other than transactions which have been approved by a majority of the then outstanding shares of Common Stock held by shareholders who do not have an interest in such transaction, excluding shares owned by Ralph P. Muller, the Company's Chairman of the Board and Chief Executive Officer.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to be signed on its behalf by the undersigned, thereunto duly authorized on April
30, 1997

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

     SIGNATURE              TITLE                                   DATE
     ---------              -----                                   ----

 /S/ RALPH P. MULLER        Chairman of the Board and            April 30, 1997
--------------------        Chief Executive Officer
Ralph P. Muller             (principal executive officer)


 /S/ KEVIN SHEEHAN          President and Director               April 30, 1997
-------------------
Kevin Sheehan


 /S/ HENRY M. CAIRO         Chief Financial Officer,             April 30, 1997
-------------------         Chief Operating Officer
Henry M. Cairo              and Director
                            (principal financial officer and
                            principal accounting officer)


 /S/ JOYCE NORTH            Vice-President - Sales and           April 30, 1997
----------------            Director
Joyce North


 /S/ RONALD J. KORN         Director                             April 30, 1997
-------------------
Ronald J. Korn


 /S/ RICHARD ADREY          Director                             April 30, 1997
------------------
Richard Adrey


 /S/ ALLEN C. HARPER        Director                             April 30, 1997
--------------------
Allen C. Harper


 /S/ ARTHUR WEINSTEIN       Director                             April 30, 1997
---------------------
Arthur Weinstein


 /S/ MICHAEL J. KOLLENDER   Director                             April 30, 1997
-------------------------
Michael J. Kollender