Form 10-Q
period 1997-03-31
VACATION BREAK USA INC
filed 1997-05-15
CIK 946733

SECURITIES AND EXCHANGE COMMISSION

                                    FORM 10-Q

                             WASHINGTON, D.C. 20549

    [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

     The number of shares outstanding of registrant's common stock at April 30, 1997 was 8,612,525 shares.

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)

                           VACATION BREAK U.S.A., INC.

                                      INDEX

                                                                          PAGE
                                                                           NO.

PART I  FINANCIAL INFORMATION:

ITEM 1. FINANCIAL STATEMENTS

        Consolidated Condensed Balance Sheets as of
          March 31, 1997 and December 31, 1996                              3

        Consolidated Condensed Statements of Operations for the
         three months ended March 31, 1997 and 1996                         4

        Consolidated Condensed Statements of Cash Flows for the
          three months ended March 31, 1997 and 1996                        5

        Notes to Consolidated Condensed Financial Statements                6

ITEM 2  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS                                 8

PART II OTHER INFORMATION

ITEM 6  EXHIBITS AND REPORTS ON FORM 8-K                                   12

        Signatures                                                         12


            Vacation Break U.S.A., Inc. and Consolidated Subsidiaries
                      Consolidated Condensed Balance Sheets

                                     ASSETS
                                                                                   March 31,    December 31,
                                                                                --------------- --------------
                                                                                     1997           1996
                                                                                --------------- --------------
                                                                                  (Unaudited)
  Cash and cash equivalents                                                      $ 3,818,294   $  6,307,928
  Certificates of deposit                                                            124,235        124,235
  Restricted cash                                                                  1,412,310      1,647,236
  Cash in escrow from vacation ownership interests sales                          13,770,709      8,055,543
  Mortgages receivable on vacation ownership interests sales - net                80,082,885     73,028,510
  Receivables - net                                                                3,636,315      3,757,385
  Note receivable                                                                  2,087,665      1,993,883
  Vacation ownership interests held for sale and real estate and
  development costs                                                               24,063,829     25,310,450
  Prepaid expenses and other assets                                                5,618,789      5,919,983
  Investment in unconsolidated affiliates                                          1,989,088      1,946,917
  Due from unconsolidated affiliates                                                  72,341         54,369
  Income tax receivable                                                               58,238         58,238
  Property and equipment - net                                                    10,057,799     10,274,870
                                                                                  ----------    -----------
TOTAL ASSETS                                                                    $146,792,497   $138,479,547
                                                                                 ===========    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

  Accounts payable and accrued liabilities                                       $17,404,527    $13,210,543
  Due to unconsolidated affiliates                                                      -             5,578
  Notes and mortgages payable                                                     59,672,569     53,302,723
  Note payable to unconsolidated affiliate                                           435,000        532,778
  Capital lease obligations                                                        1,374,685      1,349,426
  Deferred income taxes                                                            7,464,361      6,207,527
  Advance deposits                                                                 3,746,001      2,948,884
  Deferred revenues - vacation packages                                           14,503,813     16,588,264
  Deferred revenues - vacation ownership interests                                 5,375,625      6,407,050
  Due to affiliate of joint ventures                                               3,822,685      7,517,719
  Minority interest in joint ventures                                              2,782,899      2,582,436
                                                                                  ----------     ----------

     Total Liabilities                                                           116,582,165    110,652,928
                                                                                 -----------    -----------

Commitments and contingencies  (Note 6)

Stockholders' Equity:

  Preferred stock ($ .01 par value; 25,000,000 shares authorized;
     no shares issued and outstanding at March 31, 1997 and December 31, 1996, respectively)
  Common stock ($ .01 par value; 25,000,000 shares authorized;
     8,610,225 and 8,593,725 shares issued and outstanding at
     March 31, 1997 and December 31, 1996, respectively )                              86,102         85,937
  Additional paid in capital                                                       13,512,044     13,414,457
  Retained earnings                                                                16,612,186     14,326,225
                                                                                  -----------    -----------

       Total Stockholders' Equity                                                  30,210,332     27,826,619
                                                                                  -----------    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                       $146,792,497   $138,479,547
                                                                                  ===========    ===========

           See accompanying notes to consolidated financial statements


            Vacation Break U.S.A., Inc. and Consolidated Subsidiaries
                 Consolidated Condensed Statements of Operations
                      For the three months ended March 31,
                                   (Unaudited)
                                                                                       1997         1996
                                                                                 ------------   ------------

Revenues:
    Vacation ownership interests                                                 $ 22,759,430   $ 15,917,000
    Resort operations and other                                                     3,333,997      4,004,000
    Interest earned on mortgages receivable                                         2,871,837      1,734,000
    Commissions earned on marketing agreements                                           -           542,000
                                                                                 ------------    -----------

                                                                                   28,965,264     22,197,000
                                                                                 ------------    -----------
Costs and operating expenses:
    Vacation ownership interests - cost of units sold                               6,681,395      3,883,410
    Vacation ownership interests - sales & marketing costs                          9,970,442      7,031,590
    Resort operations and other                                                     2,726,877      3,901,000
    Interest expense on financed mortgages receivable                                 819,337        529,000
    Commissions and related expenses on marketing agreements                             -           296,000
    Interest expense - other                                                          171,214        466,000
    General and administrative                                                      3,246,857      2,839,000
    Costs related to terminated merger                                                463,933           -
    Provision for doubtful accounts                                                   653,555        197,000
    Depreciation and amortization                                                     528,846        569,000
                                                                                 ------------    -----------
                                                                                   25,262,456     19,712,000
                                                                                 ------------    -----------

Income from operations before income taxes,
 minority interest and equity in earnings of unconsolidated affiliates              3,702,808      2,485,000
 Minority interest in earnings of joint ventures                                     (200,013)      (370,000)
 Equity in earnings of unconsolidated affiliates                                       40,000         30,000
                                                                                 ------------    -----------

Income before income taxes                                                          3,542,795      2,145,000
Provision for Income taxes                                                         (1,256,834)      (657,000)
                                                                                 ------------    -----------

Net income                                                                        $ 2,285,961    $ 1,488,000
                                                                                   ==========     ==========

Net income per share                                                                   $ 0.26         $ 0.17
                                                                                         ====           ====
Average common stock and common stock equivalents -
  outstanding                                                                       8,936,710      8,540,000
                                                                                    =========      =========

           See accompanying notes to consolidated financial statements


            Vacation Break U.S.A., Inc. and Consolidated Subsidiaries
                 Consolidated Condensed Statements of Cash Flows
                      For the three months ended March 31,
                                   (Unaudited)
                                                                                      1997           1996
                                                                                 -------------- --------------
Cash Flows from Operating Activities:
  Net income                                                                      $ 2,285,961    $ 1,488,000
  Adjustments to reconcile net income to net
    cash (provided by) used in operating activities:
   Provision for doubtful accounts                                                    653,555        197,000
   Depreciation and amortization                                                      528,846        569,000
   Equity in earnings of unconsolidated affiliates                                    (40,000)       (30,000)
   Provision for deferred taxes                                                     1,256,834        657,000
   Minority interest in earnings of joint ventures                                    200,013        370,000
 Changes in operating assets and liabilities:
   Mortgages receivable on vacation ownership interests sales                      (7,707,930)    (8,915,000)
   Receivables                                                                        121,520       (995,000)
   Note receivable                                                                    (93,782)          -
   Vacation ownership interests held for sale and real estate and development       1,246,621     (1,989,000)
   Prepaid expenses and other assets                                                  301,194     (3,057,000)
   Due to/from unconsolidated affiliates - net                                        (23,550)        42,000
   Accounts payable and accrued liabilities                                         4,193,984      3,740,000
   Deferred revenues - vacation ownership interests                                (1,031,425)     4,215,000
   Deferred income - vacation packages                                             (2,084,451)       355,000
   Advance deposits                                                                   797,117      1,685,000
   Stockholder income tax distributions                                                  -          (850,000)
                                                                                  -----------    -----------

Net cash provided by (used in) operating activities                                   604,507     (2,518,000)
                                                                                  -----------    -----------

Cash Flows from Investing Activities:
  Purchases of property and equipment                                                (159,609)      (949,000)
  Additions to restricted cash                                                       (592,700)    (1,491,000)
  Releases of restricted cash                                                         827,626      1,975,000
  Increase in cash in escrow from vacation ownership interests                     (5,715,166)    (5,904,000)
  Investment in unconsolidated affiliate                                               (2,171)          -
  Maturities of certificates of deposit                                                  -           303,000
                                                                                  -----------    -----------

Net cash used in investing activities                                              (5,642,020)    (6,066,000)
                                                                                  ------------   --------------

Cash Flows from Financing Activities:
  Borrowings of notes and mortgages payable                                        15,462,544      9,587,000
  Repayments of notes and mortgages payable                                        (9,092,698)    (2,989,000)
  (Repayments) borrowings from affiliate of joint ventures - net                   (3,695,034)      1,862,000
  Repayment of note payable to unconsolidated affiliate                               (97,778)        (2,000)
  Payments on capital lease obligations                                              (126,907)       (93,000)
  Proceeds from the exercise of employee stock options                                 97,752           -
  Proceeds from issuance of common stock                                                 -         1,182,000
                                                                                  -----------    -----------

Net cash provided by financing activities                                           2,547,879      9,547,000
                                                                                  -----------    -----------

Net (decrease) increase in cash and cash equivalents                               (2,489,634)       963,000
Cash and cash equivalents at beginning of period                                    6,307,928      8,499,000
                                                                                  -----------     ----------

Cash and cash equivalents at end of period                                        $ 3,818,294    $ 9,462,000
                                                                                    =========      =========

           See accompanying notes to consolidated financial statements

            VACATION BREAK U.S.A., INC. AND CONSOLIDATED SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       GENERAL

     Vacation Break U.S.A., Inc. and consolidated subsidiaries (the "Company") is engaged in the sale of vacation packages, hotel operations and the renovation, construction, sale and financing of resort vacation ownership interests (VOIs). At March 31, 1997 the consolidated financial statements include the accounts of Vacation Break U.S.A., Inc. and its subsidiaries.

     In the opinion of management, the unaudited consolidated financial statements include all adjustments and accruals necessary to present fairly the Company's consolidated financial position at March 31,1997 and the consolidated results of its operations and its cash flows for the three month periods ended March 31, 1997 and 1996. The interim results of operations are not necessarily indicative of the results which may occur for the year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. All significant intercompany accounts and transactions are eliminated in consolidation. These unaudited consolidated condensed financial statements and notes thereto should be read in conjunction with the annual consolidated financial statements and notes thereto contained in the Company's Form 10-K as filed with the United States Securities and Exchange Commission on March 31, 1997.

2.       RECLASSIFICATIONS

     Certain amounts in the 1996 financial statements have been reclassified to conform to the 1997 presentation. Vacation package revenues, less vacation package costs, have been included as vacation ownership interest - sales & marketing costs in the statement of operations for the quarter ended
March 31, 1996. This presentation more closely correlates to the presentation method of other companies in the vacation ownership industry.

3.       NEW ACCOUNTING PRONOUNCEMENTS

     SFAS No. 128, "Earnings per Share" must be implemented by the Company for the year ended December 31, 1997. This pronouncement specifies the computation, presentation and disclosure requirements for earnings per share. It requires presentation of earnings per share for entities that have issued common stock or potential common stock if those securities trade in the public market. The Company anticipates adopting SFAS No. 128, although the impact of such disclosure has not been determined.

4.       ACCOUNTING ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Such estimates consist of the allowances for doubtful accounts on mortgages receivable on VOI sales and receivables, revenue recognition under the percentage of completion method on VOI sales, depreciation and amortization of property and equipment, accrued liabilities and deferred revenues on vacation packages and VOIs. Actual results could differ from those estimates.

5.       NET INCOME PER SHARE

     Earnings per share amounts are based upon the weighted average number of common and common equivalent shares. Common equivalent shares are excluded from the computation for periods in which they have an anti-dilutive effect. For the three months ended March 31, 1997, primary and fully diluted earnings per share are the same since the computation of fully diluted earnings per share was anti-dilutive. The dilutive effect of common stock equivalents was less than 3% for the three months ended March 31, 1996.

                  VACATION BREAK U.S.A., INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

6.       COMMITMENTS AND CONTINGENCIES

     The Company is a party to twelve state or county actions related to the Company's marketing program alleging that the Company violated their consumer protection or telemarketing laws. The Company is and will actively attempt to settle with each of these states or counties over the next several months and does not anticipate its legal and settlement costs will have a material impact on the financial condition of the Company.

     On March 28, 1997, the Company was served with a lawsuit filed in the Circuit Court for Pinellas County, Florida by Market Response Group and Laser Company, Inc. (MRG&L), against the Company and Kevin M. Sheehan, its President. MRG&L was a former vendor to Vacation Break with respect to direct mail marketing. The complaint alleges that the defendants, in concert with other companies, conspired to boycott MRG&L and to fix prices for mailings in violation of the Florida Antitrust Act, and in concert with others, engaged in various acts of unfair competition, deceptive trade practices and common law conspiracy. The complaint also alleges that the defendants breached various provisions of a Sales and Marketing Agreement with plaintiff and interfered with and caused other companies to breach Sales and Marketing Agreements with MRG&L and that the defendants misappropriated proprietary information. The complaint also demands that the Company indemnify plaintiff for costs incurred by MRG&L to defend a 1996 Federal Trade Commission action. MRG&L claims to have suffered substantial damages. The actual aggregate amount of damages claimed is not calculable but appears to be in excess of $50 million. The Company believes it has meritorious defenses to each and every claim, intends to defend each and every claim vigorously, and will file counterclaims if appropriate.

     Additionally, the Company is currently a defendant in certain litigation arising in the ordinary course of business. In the opinion of management, based on the advice of legal counsel, the outcome of these actions will not have a material effect on the financial statements of the Company.

7.       SUBSEQUENT EVENTS

     In November 1996 the Company announced that it had entered into an Agreement and Plan of Merger (as amended in March 1997) with various companies owned or controlled by James E. Lambert. On April 23, 1997 the Company announced that this Agreement and Plan of Merger had been terminated by mutual agreement of the parties. The Company had incurred legal, accounting and various other costs in anticipation of and preparation for the proposed merger. These costs, which amounted to approximately $0.5 million, have been charged to the operations of the Company as "Costs related to terminated merger" included on the statement of operations for the three months ended March 31, 1997. The Company does not anticipate any renewal of discussions regarding the terminated transaction.

     The following table presents key statistics representing VOI activities in properties owned by the Company or under marketing and purchase agreements.:

                                         SEA         SANTA                      STAR         ROYAL
                                    GARDENS (1)     BARBARA      PALM AIRE     ISLAND      VISTA(2)      TOTAL
Number of VOI's available              11,388        4,680        5,564        5,200        5,148       31,980
Net number of VOI's sold through
March 31, 1997                          6,968        3,882        2,591        3,026*           -       16,467
Percent sold through
March 31, 1997                            61%          83%          47%          58%*          0%          51%
Net number of VOI's sold during the
3 months ended March 31, 1997              -3          493          637          579*           -        1,706


 * Includes units sold at properties where revenue and income recognition were deferred or partially deferred for financial reporting purposes.
(1) Includes 4,368 unit weeks at the Ocean Palms phase under construction.
(2) Acquired in January 1996 - formerly known as "Ocean Ranch".

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the Consolidated Condensed Financial Statements, including the notes thereto, contained elsewhere herein.

INTRODUCTION

     Vacation package revenues less vacation package costs have been included as Vacation ownership interests - sales and marketing costs in the statement of operations for the three months ended March 31, 1997. Previous years' amounts have been reclassified to reflect this change in presentation which more closely correlates to the presentation of other companies in the VOI industry.

     In 1993, the Company began to develop its own properties and sell VOIs in these properties while continuing to sell VOIs in properties owned by other developers, thereby adding a new source of revenues and earnings including sales of vacation ownership interests and interest earned on mortgages receivable. The Company generates additional revenues from resort operations, which include room rental operations and ancillary resort operations such as food and beverage sales and from management fees. In the three months ended March 31, 1997, the Company realized no revenues from the sale of VOIs in properties owned by other developers.

     Generally, VOIs are sold under binding sales contracts executed by the Company and the purchaser requiring a 10% down payment and monthly installments for periods of up to 7 years. VOI revenue is recognized when a 10% down payment has been received and the 10 day rescission period has expired. During the 10 day rescission period, a customer may cancel for any reason and have the down payment returned. Revenue relating to sales of VOIs in projects under development is recognized using the percentage of completion method. Under this method, the portion of revenues applicable to costs incurred, as compared to total estimated construction and acquisition costs, is recognized in the period of sale. The remaining revenue is deferred and recognized as the remaining costs are incurred. As the Company is currently in the development stage of certain projects, it is anticipated that certain VOI sales in these projects will generate deferred revenue as the Company completes sales at a more rapid pace than the completion of the related VOI units. Costs associated with the acquisition and development of vacation ownership resorts, including carrying costs such as interest, are generally capitalized and subsequently recorded as a cost of sales as the related revenues are recognized.

     The following table sets forth certain consolidated operating information for the entities comprising the Company for the three month periods ended March 31, 1997 and 1996:

                                                                                     THREE MONTHS ENDED MARCH 31,

                                                                                         1997           1996
                                                                                      ----------       -------
STATEMENT OF OPERATIONS:
AS A PERCENTAGE OF TOTAL REVENUES
Sales of vacation ownership interests                                                     78.6          71.7
Resort operations and other                                                               11.5          18.0
Interest earned on mortgages receivable                                                    9.9           7.8
Commissions earned on marketing agreements                                                  .0           2.5
                                                                                         -----         -----
Total revenues                                                                           100.0         100.0
                                                                                         =====         =====
AS A PERCENTAGE OF VACATION OWNERSHIP INTEREST SALES
Vacation ownership interests costs of units sold                                          29.4          24.4
Sales and marketing                                                                       43.8          44.2
Provision for doubtful accounts                                                            2.9           1.2

AS A PERCENTAGE OF REVENUES FROM RESORT OPERATIONS
AND OTHER
Resort operations and other expense                                                       81.8          97.4

AS A PERCENTAGE OF INTEREST EARNED ON MORTGAGES RECEIVABLE
Interest expense on financed mortgages receivable                                         28.5          30.5

AS A PERCENTAGE OF COMMISSIONS EARNED ON
MARKETING AGREEMENTS
Commission and related expenses on marketing agreements                                    n/a          54.6

AS A PERCENTAGE OF TOTAL REVENUES
General and administrative                                                                11.2          12.8
Depreciation and amortization                                                              1.8           2.6
Interest expense - other                                                                   0.6           2.1


RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1997 COMPARED TO THREE MONTHS ENDED MARCH 31, 1996

     The Company's total revenues for the three months ended March 31, 1997 were $29.0 million, an increase of $6.8 million or 30.6% from the three months ended March 31, 1996. The Company sold 1,706 VOIs at Company-owned properties during the three months ended March 31, 1997 compared to 1,690 VOI units during the three months ended March 31, 1996. The Company recognized revenues from the sale of VOIs of $22.8 million during the three months ended March 31, 1997, of which $1.0 million was recognized from the net decrease in deferred revenues - VOIs from $6.4 million recorded on the percentage of completion method on the Company's balance sheet at December 31, 1996 to $5.4 million of VOI sales recorded as deferred revenue - VOIs at March 31, 1997. The Company derived revenues of $20.1 million from the sales of VOIs during the three months ended March 31, 1996, of which $15.9 million of VOI sales was recorded as earned revenue and $4.2 million from the sales of VOIs in pre-construction units was recorded as additional deferred revenue - VOIs on the Company's balance sheet at March 31, 1996.

     Costs of units sold as a percentage of VOI sales increased from 24.4% for the three months ended March 31, 1996 to 29.4% for the three months ended
March 31, 1997 reflecting an increased percentage of VOIs sold at the Orlando project in the three months ended March 31, 1997 compared to the three months ended March 31, 1996. The unit-week cost to the Company for the Orlando units is fixed by contract at 35% of the related VOI sales price, resulting in a higher cost per unit than at other projects, but providing protection against volatility in construction and financing costs.

       Vacation package revenues less vacation package costs have been included as Vacation ownership interest - sales and marketing costs section in the statement of operations for the three months ended March 31, 1997. Previous years' amounts have been reclassified to reflect this change in presentation which more closely correlates with the presentation of other companies in the VOI industry. These costs, which include VOI sales commissions, lead generation marketing and vacation fulfillment costs and the administrative costs of processing VOI sales contracts, were $10.0 million, or 43.8% of related VOI revenues, for the three months ended March 31, 1997 compared to $7.0 million, or 44.2% of related VOI revenues, for the three months ended March 31, 1996. The Company has placed an increased emphasis on diversification of lead generation programs to include the fulfillment of third party certificate programs, mini-vacations, referral and in-house sales programs as well as other moderate cost traditional lead procurement programs which have the primary goal of producing a high quality, low to moderate cost tour at a resort property and increase VOI sales. The costs of sales commissions and administrative costs have remained relatively constant, as a percentage of recognized sales volume for the three months ended March 31, 1997 compared to the three months ended March 31, 1996.

     The Company's revenues from resort and other operations decreased to $3.3 million for the three months ended March 31, 1997 from $4.0 million for the three months ended March 31, 1996, primarily as a result of having fewer units available for resort occupancy during the 1997 period. Cost of resort operations decreased to $2.7 million for the three months ended March 31, 1997 from $3.9 million for the three months ended March 31, 1996 as a result of operating efficiencies primarily at the Palm Aire Resort & Spa and the Santa Barbara Resort and the discontinuance of unprofitable food and beverage operations at the Sea Gardens Beach and Tennis Resort, Inc. Such costs as a percentage of revenues from resort and other operations decreased to 81.8% for the three months ended March 31, 1997 from 97.4% for the three months ended March 31, 1996, as a result of these efficiencies.

     At March 31, 1997 and 1996, the Company's weighted average interest rate on its entire loan portfolio was 16.2% and 16.3%, respectively, compared to a weighted average interest rate on borrowings against loans hypothecated by the Company to unaffiliated lenders of 10.4% and 11.2%, respectively. As a result of the continued increase in sales of VOIs and the proportionate increase of VOIs sold in Company-owned properties from 1993 through March 31, 1997, the Company's interest income from financing activities increased to $2.9 million for the three months ended March 31, 1997 from $1.7 million for the three months ended March 31, 1996. This increase was partially offset by interest paid on increased borrowings against loans hypothecated by the Company to unaffiliated lenders of $0.8 million during the three months ended March 31, 1997 compared to $0.5 million during the three months ended March 31, 1996.

     The Company's continued development of Company-owned resort properties and sale of VOIs in such properties resulted in the discontinuance of commissions received in connection with the sale of VOIs for other developers. During 1996, the Company terminated its sales and marketing arrangement with a developer in the Bahamas and curtailed the sales of VOIs in the Bahamas. The Company derived no revenues from such commissions for the three months ended March 31, 1997 and $0.5 million for the three months ended March 31, 1996 with related costs in the 1996 period of $0.3 million or 54.6% of related commission revenues.

     General and administrative expenses, consisting primarily of expenses relating to corporate overhead, increased to $3.2 million for the three months ended March 31, 1997 compared to $2.8 million for the three months ended March 31, 1996, and amounted to approximately 11.2% of the Company's total revenues during the three months ended March 31, 1997 as compared to 12.8% during the three months ended March 31, 1996.

     During the quarter ended March 31, 1997, the Company charged approximately $0.5 million to operations representing legal, accounting and other costs related to the termination of the merger agreement with the Lambert Companies.

     The provision for doubtful accounts increased to $0.7 million for the three months ended March 31, 1997 from $0.2 million for the three months ended
March 31, 1996. This represents 2.9% of VOI sales revenues for the three months ended March 31, 1997 compared to 1.2% for the three months ended March 31, 1996. The Company monitors its provision for doubtful accounts on a quarterly basis to provide for future losses associated with defaults on customer mortgages receivable. This increase was due to the increased provision against mortgages receivable resulting from the increased mortgage receivable portfolio balance as well as an increase in the overall provision to more closely correlate to industry averages.

     Depreciation and amortization expense remained relatively constant at $0.5 million for the three months ended March 31, 1997 from $0.6 million for the three months ended March 31, 1996.

     As a result of the foregoing, the Company's net income was $2.3 million for the three months ended March 31, 1997, an increase of $0.8 million or 53.3% from $1.5 million for the three months ended March 31, 1996.

LIQUIDITY AND CAPITAL RESOURCES

     The Company offers financing to the purchasers of VOIs in the Company's resort properties who make a down payment generally equal to at least 10% of the purchase price. This financing bears interest at fixed rates, unless the down payment equals at least 50% of the purchase price and the purchaser agrees to pay the balance of the purchase price within one year from the date of purchase, in which case the Company's loan bears no interest. This financing is collateralized by a mortgage on the underlying VOI. The Company has entered into agreements with three lenders for the financing of customer receivables which provide an aggregate of up to approximately $60.0 million of available financing (of which $45.9 million was outstanding as of March 31, 1997) to the Company bearing interest at variable rates tied to the "prime" rate plus 2.00% to 2.50% or a rate ranging between 425 and 475 basis points over LIBOR. Included in this availability is up to $17.5 million of pre-construction sales financing (financing of sales of units under construction which have not been deeded), of which $2.2 million was outstanding at March 31, 1997. A significant portion of this indebtedness has been guaranteed by Ralph Muller, the Chairman, Chief Executive Officer and majority shareholder of the Company. Under these arrangements, the Company hypothecates, or pledges as security, qualified purchaser promissory notes to these lenders, who lend the Company 75% to 85% of the principal amount of such notes or, in the case of pre-sale financing, 60% to 65% of the principal amount of such notes. Payments under these promissory notes are made by the purchaser borrowers directly to a 'lockbox,' or payment processing center, and such payments are credited against the Company's outstanding balance with the respective lenders. Of the aggregate availability of $60.0 million, $30.0 million of such financing is a revolving loan with scheduled availability until December 1997; $15.0 million of such financing is a revolving loan with scheduled availability until August 1997 and $15.0 million of such financing is a revolving loan scheduled to terminate March 1998. The Company is in the process of extending and increasing the two $15.0 million lines into a consolidated $40.0 million warehouse facility. Additionally, the Company is in the process of extending, through December 31, 1997, $17.5 million of prior financings with expired availability. After the respective termination of the availability period, the respective outstanding borrowings under the aggregate agreements are required to be repaid over a period of five to eight years. The Company believes that, for the four presently active selling resorts, it has substantial loan availability to provide financing of new VOI purchases through the third quarter of 1997. Although the Company believes it can obtain additional financing from other lenders if necessary, other than as set forth herein, it does not presently have binding agreements to extend the terms of such financing or for any replacement financing, and there can be no assurance that alternative or additional arrangements can be made on terms that are satisfactory to the Company. Accordingly, future sales of VOIs may be limited by both the availability of funds to finance the initial negative cash flow that results from sales that are financed by the Company and by reduced demand which may result if the Company is unable to provide financing to purchasers of VOIs. If the Company is required to sell its customer receivables, discounts from the face value of such receivables may be required. At March 31, 1997, the Company had a portfolio of 12,103 loans to VOI purchasers, which loans had a weighted average maturity of approximately 5.2 years, and a weighted average interest rate of 16.2%, compared to a weighted average interest rate of 10.4% on borrowings against loans hypothecated by the Company to unaffiliated lenders. The Company has historically derived substantial income from its financing activities.

     The Company also requires funds to finance the future purchases of and improvements to resort properties. Such funds have been provided from operations and from secured term loans under existing credit facilities, as well as from the proceeds of the Company's initial public offering ("IPO"). The Company presently has no commitments to make capital expenditures other than (i) a $13.0 million construction facility from SunTrust and Finova Capital Corporation to finance the construction of the ten story, 84 unit Ocean Palms addition to the SEA GARDENS RESORT and (ii) a $12.7 million construction facility from Bank Atlantic to finance the construction of the 99 unit renovation and new construction to ROYAL VISTA RESORT (formerly known as OCEAN RANCH) and (iii) an unconditional $8.8 million obligation to purchase units at STAR ISLAND, complete construction of such units and guarantee a maximum of $6.5 million of construction debt.

     The Company intends to continue to provide financing to purchasers of VOIs and to obtain funds to finance the negative cash flow resulting from the payment of sales commissions and other selling expenses and to make release payments on bank indebtedness relating to development of its resort properties. For the three months ended March 31, 1997 and 1996, the Company derived interest income of $2.9 million and $1.7 million, respectively, from the financing of purchaser notes receivable and incurred interest expense of $0.8 and $0.5 million, respectively, relating to loans secured by notes hypothecated to these unaffiliated lenders.

     During the three months ended March 31, 1997 and 1996, the Company's operating activities provided approximately $0.6 million and used approximately $2.5 million, respectively, in cash and cash equivalents and its investing activities used approximately $5.6 million and $6.0 million, respectively, in cash. During these periods $2.5 million and $9.5 million, respectively, was provided through the Company's financing activities, resulting in a net decrease in cash and cash equivalents of $2.5 million for the three months ended March 31, 1997 and a net increase in cash and cash equivalents of $1.0 million for the three months ended March 31, 1996.

     The Company believes that funds from operating and financing activities, borrowings under its existing credit facilities and the net remaining proceeds from the IPO are sufficient to satisfy its contemplated cash requirements through 1997, and that its long-term financing requirements will be met through operating and financing activities in the normal course of its business and, if deemed necessary or appropriate, through additional financing. No assurance can be given that additional financing will be available on terms and conditions acceptable to the Company.

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

PART II. OTHER INFORMATION

ITEM 1.    Legal Proceedings

     Refer to Note 6, Commitments and Contingencies, of the Consolidated Condensed Financial Statements included elsewhere herein.

ITEM 6.    Exhibits and Reports on Form 8-K

a.         Exhibits

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

VACATION BREAK U.S.A., INC.

By:        /S/ RALPH P. MULLER

           Ralph P. Muller
           Chairman of the Board and Chief Executive Officer

Date:      May 12, 1997

By:        /S/ KEVIN M. SHEEHAN

           Kevin M. Sheehan
           President

Date:      May 12, 1997

By:        /S/ HENRY M. CAIRO

           Henry M. Cairo
           Chief Financial Officer and Chief Operating Officer

Date:      May 12, 1997

                                  EXHIBIT INDEX

EXHIBIT                                                                   PAGE
-------                                                                   ----
 10.79 Amendment, dated January 1997 to Loan and Security Agreement dated March 14, 1996 between Vacation Break Resorts at Star Island,
        Inc. and Textron Financial Corporation

 11.1   Statement regarding computation of per share earnings

 27.1   Financial Data Schedule