Form 10-Q
period 1997-06-30
VACATION BREAK USA INC
filed 1997-08-14
CIK 946733

SECURITIES AND EXCHANGE COMMISSION

                                    FORM 10-Q

                             WASHINGTON, D.C. 20549

    [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

     The number of shares outstanding of registrant's common stock at August 12, 1997 was 8,615,141 shares.

                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)

                           VACATION BREAK U.S.A., INC.

                                      INDEX

                                                                        Page
                                                                         No.


PART I   FINANCIAL INFORMATION:

ITEM 1.  FINANCIAL STATEMENTS

         Consolidated Condensed Balance Sheets as of

           June 30, 1997 and December 31, 1996                            3

         Consolidated Condensed Statements of Operations for the

           three and six months ended June 30, 1997 and 1996              4

         Consolidated Condensed Statements of Cash Flows for the

           six months ended June 30, 1997 and 1996                        5

         Notes to Consolidated Condensed Financial Statements             6

ITEM 2   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

         CONDITION AND RESULTS OF OPERATIONS                              8

PART II  OTHER INFORMATION

ITEM 1   LEGAL PROCEEDINGS                                               14

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS             14

ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K                                15

         Signatures                                                      16


            Vacation Break U.S.A., Inc. and Consolidated Subsidiaries
                      Consolidated Condensed Balance Sheets

                                     ASSETS

                                                                                                    June 30,       December 31,
                                                                                                 ---------------- --------------
                                                                                                      1997            1996
                                                                                                 ---------------- --------------
                                                                                                   (Unaudited)
  Cash and cash equivalents                                                                           $3,649,324     $6,307,928
  Certificates of deposit                                                                                124,235        124,235
  Restricted cash                                                                                      1,530,531      1,647,236
  Cash in escrow from vacation ownership interests sales                                              18,332,988      8,055,543
  Mortgages receivable on vacation ownership interests sales - net                                    90,101,757     73,028,510
  Receivables - net                                                                                    2,721,536      3,757,385
  Note receivable                                                                                      1,477,014      1,993,883
  Vacation ownership interests held for sale and real estate and
    development costs                                                                                 22,344,854     25,310,450
  Prepaid expenses and other assets                                                                    5,988,777      5,919,983
  Investment in unconsolidated affiliates                                                              1,918,431      1,946,917
  Due from unconsolidated affiliates                                                                      87,628         54,369
  Income tax receivable                                                                                   58,238         58,238
  Property and equipment - net                                                                         9,694,731     10,274,870
                                                                                                     -----------    -----------

TOTAL ASSETS                                                                                        $158,030,044   $138,479,547
                                                                                                     ===========    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

  Accounts payable and accrued liabilities                                                           $21,083,113    $13,210,543
  Due to unconsolidated affiliates                                                                             -          5,578
  Notes and mortgages payable                                                                         63,799,292     53,302,723
  Note payable to unconsolidated affiliate                                                               435,000        532,778
  Capital lease obligations                                                                            1,236,176      1,349,426
  Deferred income taxes                                                                                9,163,041      6,207,527
  Advance deposits                                                                                     3,486,872      2,948,884
  Deferred revenues - vacation packages                                                               12,493,833     16,588,264
  Deferred revenues - vacation ownership interests                                                     5,696,440      6,407,050
  Due to affiliate of joint ventures                                                                   3,822,685      7,517,719
  Minority interest in joint ventures                                                                  3,766,146      2,582,436
                                                                                                     -----------    -----------

     Total Liabilities
                                                                                                     124,982,598    110,652,928
                                                                                                     -----------    -----------

Commitments and contingencies (Note 6)

Stockholders' Equity:

  Preferred  stock ($ .01 par value;  25,000,000  shares  authorized;  no shares issued and outstanding at June 30, 1997 and December 31, 1996,
     respectively)                                                                                            --            --
  Common stock ($ .01 par value;  25,000,000  shares  authorized;  8,615,141 and
     8,593,725  shares issued and  outstanding at June 30, 1997 and December 31,
     1996, respectively)
                                                                                                          86,151         85,937
  Additional paid in capital                                                                          13,540,949     13,414,457
  Retained earnings                                                                                   19,420,346     14,326,225
                                                                                                     -----------     ----------

       Total Stockholders' Equity                                                                     33,047,446     27,826,619
                                                                                                     -----------    -----------

 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                         $158,030,044   $138,479,547
                                                                                                     ===========    ===========
                        See accompanying notes to consolidated condensed financial statements




            Vacation Break U.S.A., Inc. and Consolidated Subsidiaries
                 Consolidated Condensed Statements of Operations
                   For the three and six months ended June 30,
                                   (Unaudited)

                                                                          Three Months Ended            Six Months Ended
                                                                    ------------------------------------------------------------
                                                                               June 30,                      June 30,
                                                                    ------------------------------------------------------------
                                                                        1997           1996           1997            1996
                                                                    -------------- ------------------------------ --------------
Revenues:
    Vacation ownership interests                                      $28,219,636    $32,908,826     $50,979,066     48,825,826
    Resort operations and other                                         2,558,402      3,543,025       5,892,399      7,547,025
    Interest earned on mortgages receivable                             3,011,920      1,998,721       5,883,757      3,732,720
    Commissions earned on marketing agreements                                  -        526,957               -      1,068,957
                                                                       ----------     ----------      ----------     ----------


                                                                       33,789,958     38,977,529      62,755,222     61,174,528
                                                                       ----------     ----------      ----------     ----------
Costs and operating expenses:
    Vacation ownership interests - cost of units sold                   7,941,238      9,987,641      14,622,633     13,871,051
    Vacation ownership interests - sales & marketing costs             10,747,363     11,717,369      20,717,805     18,748,959
    Resort operations and other                                         2,599,749      3,657,138       5,326,626      7,558,138
    Interest expense on financed mortgages receivable                   1,275,337        499,557       2,094,674      1,028,557
    Commissions and related expenses on marketing agreements                    -        510,698               -        806,698
    Interest expense - other                                              170,838        119,282         342,052        585,282
    General and administrative                                          3,901,615      3,593,209       7,148,035      6,432,209
    Costs related to terminated merger                                          -              -         463,933              -
    Provision for doubtful accounts                                     1,154,494        458,208       1,808,049        655,208
    Depreciation                                                          549,224        519,680       1,078,070      1,088,680
                                                                       ----------     ----------      ----------     ----------

                                                                       28,339,858     31,062,782      53,601,877     50,774,782
                                                                       ----------    ----------      ----------     ----------

Income from operations before income taxes, minority interest and equity in earnings of unconsolidated affiliate
                                                                        5,450,100      7,914,747       9,153,345     10,399,746
 Minority interest in earnings of joint ventures                         (983,247)      (208,964)     (1,183,710)      (578,964)
 Equity in earnings of unconsolidated affiliate                            40,000         45,000          80,000         75,000
                                                                        ---------      ---------      ----------      ---------

Income before income taxes                                              4,506,853      7,750,783       8,049,635      9,895,782
Provision for Income taxes                                             (1,698,680)    (2,811,833)     (2,955,514)     (3,468,833)
                                                                        ---------      ---------       ---------      ----------

 Net income                                                            $2,808,173     $4,938,950      $5,094,121      $6,426,949
                                                                        =========      =========       =========       =========

Net income per share
Primary                                                                     $0.33          $0.56           $0.57           $0.73
                                                                            =====          =====           =====           =====

Weighted average common stock and common stock equivalents outstanding

Primary
                                                                        8,612,889      8,865,391       8,885,399      8,756,236
                                                                        =========      =========       =========      =========

                        See accompanying notes to consolidated condensed financial statements


            Vacation Break U.S.A., Inc. and Consolidated Subsidiaries
                 Consolidated Condensed Statements of Cash Flows
                        For the six months ended June 30,
                                   (Unaudited)
                                                                                                         1997          1996
                                                                                                      ----------     ----------
Cash Flows from Operating Activities:
  Net income                                                                                        $  5,094,121       $  6,426,949
  Adjustments  to  reconcile  net  income  to net  cash  (provided  by)  used in operating activities:
   Provision for doubtful accounts                                                                     1,808,049            655,208
   Depreciation and amortization                                                                       1,078,070          1,088,680
   Equity in earnings of unconsolidated affiliate                                                        (80,000)           (75,000)
   Write down of investment in unconsolidated affiliate                                                  108,486               --
   Provision for deferred income taxes                                                                 2,955,514          3,410,595
   Minority interest in earnings of joint ventures                                                     1,183,710            578,964
 Changes in operating assets and liabilities:
   Mortgages receivable on vacation ownership interests sales                                        (18,881,296)       (16,781,565)
   Receivables                                                                                         1,035,849           (963,504)
   Note receivable                                                                                       516,869               --
   Vacation ownership interests held for sale and real estate and development costs                    2,965,596         (2,296,007)
   Prepaid expenses and other assets                                                                     (68,794)          (408,934)
   Due to/from unconsolidated affiliates - net                                                           (38,837)           (55,278)
   Accounts payable and accrued liabilities                                                            7,872,570          4,379,985
   Deferred revenues - vacation ownership interests                                                     (710,610)        (7,720,213)
   Deferred income - vacation packages                                                                (4,094,431)         1,433,542
   Advance deposits                                                                                      537,988           (981,092)
                                                                                                    ------------       ------------

Net cash provided by (used in) operating activities                                                    1,282,854        (11,307,670)
                                                                                                    ------------       ------------

Cash Flows from Investing Activities:
  Purchases of property and equipment                                                                   (497,931)        (1,494,038)
  Additions to restricted cash                                                                          (454,077)        (2,478,894)
  Releases of restricted cash                                                                            570,782          3,535,316
  Increase in cash in escrow from vacation ownership interests - net                                 (10,277,445)        (4,837,662)
  Maturities of certificates of deposit                                                                     --              629,507
                                                                                                    ------------       ------------

Net cash used in investing activities                                                                (10,658,671)        (4,645,771)
                                                                                                    ------------       ------------

Cash Flows from Financing Activities:
  Borrowings of notes and mortgages payable                                                           30,186,767         23,887,334
  Repayments of notes and mortgages payable                                                          (19,690,198)       (11,252,695)
  Borrowings from affiliate of joint ventures                                                               --              897,583
  Repayments to affiliate of joint ventures                                                           (3,695,034)              --
  Joint venture partner's capital contributions                                                             --            1,802,159
  Repayment of note payable to unconsolidated affiliate                                                  (97,778)              --
  Payments on capital lease obligations                                                                 (113,250)          (186,172)
  Stockholder's income tax distributions                                                                    --           (1,130,793)
  Proceeds from the exercise of employee stock options                                                   126,706               --
  Proceeds from issuance of common stock                                                                    --            1,182,000
                                                                                                    ------------       ------------

Net cash provided by financing activities                                                              6,717,213         15,199,416
                                                                                                    ------------       ------------

Net decrease in cash and cash equivalents                                                             (2,658,604)          (754,025)
Cash and cash equivalents at beginning of period                                                       6,307,928          8,499,386
                                                                                                    ------------       ------------

Cash and cash equivalents at end of period                                                          $  3,649,324       $  7,745,361
                                                                                                    ============       ============

                        See accompanying notes to consolidated condensed financial statements



                  VACATION BREAK U.S.A., INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       GENERAL

         Vacation Break U.S.A., Inc. and consolidated subsidiaries (the "Company") is engaged in the sale of vacation packages, hotel operations and the renovation, construction, sale and financing of resort vacation ownership interests (VOIs). At June 30, 1997 the consolidated financial statements include the accounts of Vacation Break U.S.A., Inc. and its subsidiaries.

         In the opinion of management, the unaudited consolidated financial statements include all adjustments and accruals necessary to present fairly the Company's consolidated financial position at June 30, 1997 and the consolidated results of its operations for the three and six months ended June 30, 1997 and 1996 and its statement of cash flows for the six month periods ended June 30, 1997 and 1996. The interim results of operations are not necessarily indicative of the results which may occur for the year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. All significant intercompany accounts and transactions are eliminated in consolidation. These unaudited consolidated condensed financial statements and notes thereto should be read in conjunction with the annual consolidated financial statements and notes thereto contained in the Company's Form 10-K as filed with the United States Securities and Exchange Commission on March 31, 1997.

2.       RECLASSIFICATIONS

         Certain amounts in the 1996 financial statements have been reclassified to conform to the 1997 presentation. Vacation package revenues, less vacation package costs, have been included as vacation ownership interests - sales & marketing costs in the statement of operations for the three and six months ended June 30, 1996. This presentation more closely correlates to the presentation method of other companies in the vacation ownership industry.


3.       NEW ACCOUNTING PRONOUNCEMENTS

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS
128). SFAS 128 specifies new standards designed to improve the earnings per share ("EPS") information provided in financial statements by simplifying the existing computational guidelines. Some of the changes made to simplify EPS computations include: (a) eliminating the presentation of primary EPS and replacing it with basic EPS, (b) eliminating the modified treasury stock method and the three percent materiality provision, and (c) revising the contingent share provisions and the supplemental EPS data requirements. SFAS 128 also makes a number of changes to existing disclosure requirements. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. The Company has not yet determined the impact of the implementation of SFAS 128.

         In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130). SFAS 130 establishes standards for reporting and display of comprehensive income. The purpose of reporting comprehensive income is to present a measure of all changes in equity that result from recognized transactions and other economic events of the period other than transactions with owners in their capacity as owners. SFAS 130 requires that an enterprise classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. SFAS 130 is effective for fiscal years beginning after December 15, 1997, with earlier application permitted. The Company has not yet determined the impact of the implementation of SFAS 130.

         In June 1997 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosure About Segments of an Enterprise and Related Information" (SFAS 131). SFAS 131 specifies revised guidelines for determining an entity's operating segments and the type and level of financial information to be disclosed. Once operating segments have been determined, SFAS 131 provides for a two-tier test for determining those operating segments that would need to be disclosed for external reporting purposes. In addition to providing the required disclosures for reportable segments, SFAS 131 also requires disclosure of certain "second level" information by geographic area and for products/services. SFAS 131 also makes a number of changes to existing disclosure requirements. SFAS 131 is effective for fiscal years beginning arter December 15, 1997, with earlier application encouraged. The Company has not yet determined the impact of the implementation of SFAS 131.

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

5.       NET INCOME PER SHARE

         Earnings per share amounts are based upon the weighted average number of common stock and common stock equivalent shares. Common equivalent shares are excluded from the computation for periods in which they have an anti-dilutive effect. The dilutive effect of common stock equivalents for the computation of earnings per share is less than 3% for the three months ended June 30, 1997 and the three and six months ended June 30, 1996. The use of Common stock equivalents for the EPS computation was anti-dilutive to the computation of the fully diluted EPS for the six months ended June 30, 1997. Accordingly, all earnings per share computations are reported as primary. During the six months ended June 30, 1997, approximately 270,000 options were granted to employees, 60,000 options were granted to outside directors and 30,000 warrants were granted to a financial advisor. An employee of the financial advisor is a member of the Board of Directors of the Company.

                  VACATION BREAK U.S.A., INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


6.       COMMITMENTS AND CONTINGENCIES

         The Company is a party to thirteen state actions related to the Company's marketing program alleging that the Company violated their consumer protection or telemarketing laws. The Company is and will actively attempt to settle with each of these states or counties over the next several months and does not anticipate its legal and settlement costs will have a material impact on the financial condition of the Company. The Company has settled with the counties of Napa and Ventura and State of California and the State of Maryland.

         On March 28, 1997, a lawsuit was filed against the Company and Kevin M. Sheehan, its President, in the Circuit Court for Pinellas County, Florida by Market Response Group and Laser Company, Inc. (MRG&L). The complaint alleges that the defendants, in concert with other companies, conspired to boycott MRG&L and to fix prices for mailings in violation of the Florida Antitrust Act, and in concert with others, engaged in various acts of unfair competition, deceptive trade practices and common law conspiracy. The complaint also alleges that the defendants breached various provisions of a Sales and Marketing Agreement with plaintiff and interfered with and caused other companies to breach Sales and Marketing Agreements with MRG&L and that the defendants misappropriated proprietary information. The complaint also demands that the Company indemnify plaintiff for costs incurred by MRG&L to defend a 1996 Federal Trade Commission action. MRG&L claims to have suffered substantial damages. The actual aggregate amount of damages claimed is not calculable but appears to be in excess of $50 million. The Company believes it has meritorious defenses to each and every claim, intends to defend each and every claim vigorously, and will file counterclaims if and when appropriate.

         Additionally,   the  Company  is   currently  a  defendant  in  certain
litigation arising in the ordinary course of business. In the opinion of management, based on the advice of legal counsel, the outcome of these actions will not have a material effect on the financial statements of the Company.


7.       PRIOR MERGER DISCUSSIONS

         In November 1996 the Company announced that it had entered into an Agreement and Plan of Merger (as amended in March 1997) with various companies owned or controlled by James E. Lambert. On April 23, 1997 the Company announced that this Agreement and Plan of Merger had been terminated by mutual agreement of the parties. The Company had incurred legal, accounting and various other costs in anticipation of and preparation for the proposed merger. These costs, which amounted to approximately $0.5 million, have been charged to the operations of the Company as "Costs related to terminated merger" included on the statement of operations for the six months ended June 30, 1997

8.       SUBSEQUENT EVENTS

         On August 10, 1997, the Company announced that it has entered into a definitive agreement to merge with Fairfield Communities, Inc. ("Fairfield") through a stock exchange anticipated to be completed in the fourth quarter of 1997. The agreement calls for Fairfield Communities to issue 0.6075 shares of common stock in exchange for each share of the Company's outstanding common stock. The Company will incur substantial legal, accounting, investment banking and other expenses in connection with the proposed merger. The completion of the acquisition is subject to approval by both Fairfield's and the Company's shareholders, regulatory approvals, as well as the satisfactory receipt of other conditions to closing.

         The following table presents key statistics representing VOI activities in properties owned by the Company or under marketing and purchase agreements.:

                                         SEA         SANTA                      STAR         ROYAL
                                     GARDENS(1)     BARBARA      PALM AIRE     ISLAND      VISTA(2)      TOTAL

Number of VOIs available               11,388        4,680        5,564        5,200        5,148       31,980
Net number of VOIs sold through
June 30, 1997                           6,954        4,516        3,607        3,622*           -       18,699
Percent sold through
June 30, 1997                             61%          96%          65%          70%*          0%          58%
Net number of VOIs sold during the
3 months ended June 30, 1997              -14  (3)     634        1,016          596*           -        2,232
Net number of VOIs sold during the
6 months ended June 30, 1997              -17  (3)   1,127        1,653        1,175*           -        3,938

* Includes units sold at properties where revenue and income recognition were deferred or partially deferred for financial reporting purposes.

(1) Includes 4,368 unit weeks at the Ocean Palms phase under  construction.
(2) Acquired in January 1996 - formerly known as "Ocean  Ranch".
(3) Unit/weeks returned to inventory through process of foreclosure - net of such unit/weeks resold


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the Consolidated Condensed Financial Statements, including the notes thereto, contained elsewhere herein.

INTRODUCTION

         Vacation package revenues less vacation package costs have been included as Vacation ownership interests sales and marketing costs in the statement of operations for the three and six month periods ended June 30, 1997. Previous years' amounts have been reclassified to reflect this change in presentation, which more closely correlates to the presentation of other companies in the VOI industry.

         In 1993, the Company began to develop its own properties and sell VOIs in these properties while continuing to sell VOIs in properties owned by other developers, thereby adding a new source of revenues and earnings, including sales of vacation ownership interests and interest earned on mortgages receivable. The Company generates additional revenues from resort operations, which include room rental operations and ancillary resort operations such as food and beverage sales and from management fees. In the three and six month periods ended June 30, 1997, the Company realized no commission revenues from the sale of VOIs in properties owned by other developers.

         Generally, VOIs are sold under binding sales contracts executed by the Company and the purchaser requiring a 10% down payment and monthly installments for periods of up to 7 years. VOI revenue is recognized when a 10% down payment has been received and the 10 day rescission period has expired. During the 10 day rescission period, a customer may cancel for any reason and have the down payment returned. Revenue relating to sales of VOIs in projects under development is recognized using the percentage of completion method. Under this method, the portion of revenues applicable to costs incurred, as compared to total estimated construction and acquisition costs, is recognized in the period of sale. The remaining revenue is deferred and recognized as the remaining costs are incurred. As the Company is currently in the development stage of certain projects, it is anticipated that certain VOI sales in these projects will generate deferred revenue as the Company completes sales at a more rapid pace then the completion of the related VOI units. Costs associated with the acquisition and development of vacation ownership resorts, including carrying costs such as interest, are generally capitalized and subsequently recorded as a cost of sales as the related revenues are recognized.

         The  following   table  sets  forth  certain   consolidated   operating
information for the entities  comprising the Company for the three month periods ended June 30, 1997 and 1996
                                                                                    THREE MONTHS ENDED JUNE 30,
                                                                                         1997          1996
STATEMENT OF OPERATIONS:
AS A PERCENTAGE OF TOTAL REVENUES
Sales of vacation ownership interests                                                     83.5          84.4
Resort operations and other                                                                7.6           9.1
Interest earned on mortgages receivable                                                    8.9           5.1
Commissions earned on marketing agreements                                                 0.0           1.4
                                                                                         -----         -----

Total revenues                                                                           100.0         100.0
                                                                                         =====         =====

AS A PERCENTAGE OF VACATION OWNERSHIP INTEREST SALES
Vacation ownership interests costs of units sold                                          28.1          30.3
Sales and marketing                                                                       38.1          35.6
Provision for doubtful accounts                                                            4.1           1.4

AS A PERCENTAGE OF REVENUES FROM RESORT OPERATIONS
AND OTHER
Resort operations and other expense                                                      101.6         103.2

AS A PERCENTAGE OF INTEREST EARNED ON MORTGAGES RECEIVABLE
Interest expense on financed mortgages receivable                                         42.3          25.0

AS A PERCENTAGE OF COMMISSIONS EARNED ON
MARKETING AGREEMENTS
Commission and related expenses on marketing agreements                                  n/a            96.9

AS A PERCENTAGE OF TOTAL REVENUES
General and administrative                                                                11.5           9.2
Depreciation and amortization                                                              1.6           1.3
Interest expense - other                                                                   0.5           0.3

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1997 COMPARED TO THREE MONTHS ENDED JUNE 30, 1996

         The Company's total revenues for the three months ended June 30, 1997 were $33.8 million, a decrease of $5.2 million or 13.3% from the three months ended June 30, 1996. The Company sold 2,232 VOIs in completed and pre-construction units at Company-owned properties during the three months ended June 30, 1997, an increase of 28.8% from 1,733 VOIs sold during the three months ended June 30, 1996. The Company's revenues from the sale of VOIs was $28.5 million during the three months ended June 30, 1997, of which $28.2 million was recognized as earned revenue and $0.3 million was recorded as additional deferred revenues - VOIs from $5.4 million recorded on the Company's balance sheet at March 31, 1997 to $5.7 million at June 30, 1997. The Company recognized revenues of $32.9 million from the sales of VOIs during the three months ended June 30, 1996, of which $21.0 million of VOI sales was derived from sales in completed units and $11.9 million was derived from the sales of VOIs in pre-construction units which had been recorded as deferred revenue - VOIs on the Company's balance sheet at March 31, 1996.

         Costs of units sold as a percentage of VOI sales decreased from 30.3% for the three months ended June 30, 1996 to 28.1% for the three months ended June 30, 1997 reflecting a decreased percentage of VOIs sold and recognized at the Orlando project in the three months ended June 30, 1997 compared to the three months ended June 30, 1996. The unit-week cost to the Company for the Orlando units is currently fixed by contract at 35% of the related VOI sales price, resulting in a higher cost per unit than at other projects, but providing protection against volatility in construction and financing costs.

         Vacation package revenues less vacation package costs have been included as Vacation ownership interest sales and marketing costs section in the statement of operations for the three months ended June 30, 1997. Previous years' amounts have been reclassified to reflect this change in presentation which more closely correlates with the presentation of other companies in the VOI industry. These costs, which include VOI sales commissions, lead generation marketing and vacation fulfillment costs and the administrative costs of processing VOI sales contracts, were $10.7 million, or 38.1% of related VOI revenues (a reduction of 5.7% from the three months ended March 31, 1997 due to improved control of vacation fulfillment costs), for the three months ended June 30, 1997 compared to $11.7 million, or 35.6% of related VOI revenues, for the three months ended June 30, 1996. This increase reflects the Company's increased emphasis on diversification of lead generation programs to include the fulfillment of third party certificate programs, mini-vacations, referrals and in-house sales programs as well as other moderate cost traditional lead procurement programs which have the primary goal of producing a high quality, low to moderate cost tour at a resort property and increase VOI sales. The costs of sales commissions and administrative costs have remained relatively constant, as a percentage of recognized sales volume for the three months ended June 30, 1997 compared to the three months ended June 30, 1996.

         The Company's revenues from resort and other operations decreased to $2.6 million for the three months ended June 30, 1997 from $3.5 million for the three months ended June 30, 1996, primarily as a result of having fewer units available for resort occupancy during the 1997 period, including the last phase of Palm Aire which underwent renovations for VOI sales during the second quarter of 1997. Cost of resort operations decreased to $2.6 million for the three months ended June 30, 1997 from $3.7 million for the three months ended June 30, 1996 as a direct result of the reduction of related revenues due to a reduction in available rooms. Such costs as a percentage of revenues from resort and other operations decreased to 101.6% for the three months ended June 30, 1997 from 103.2% for the three months ended June 30, 1996.

         At both June 30, 1997 and 1996, the Company's weighted average interest rate on its entire loan portfolio was 16.3%, compared to a weighted average interest rate on borrowings against loans hypothecated by the Company to unaffiliated lenders of 10.2% at June 30, 1997 compared to 10.5% at June 30, 1996. As a result of the continued increase in sales of VOIs and the proportionate increase of VOIs sold in Company-owned properties from 1993 through June 30, 1997, the Company's interest income from financing activities increased to $3.0 million for the three months ended June 30, 1997 from $2.0 million for the three months ended June 30, 1996. This increase was partially offset by interest paid on increased borrowings against loans hypothecated by the Company to unaffiliated lenders of $1.3 million during the three months ended June 30, 1997 compared to $0.5 million during the three months ended June 30, 1996.

         The Company's continued development of Company-owned resort properties and sale of VOIs in such properties resulted in the discontinuance of commissions received in connection with the sale of VOIs for other developers. During 1996, the Company terminated its sales and marketing arrangement with a developer in the Bahamas and curtailed the sales of VOIs in the Bahamas. The
Company derived no revenues from such commissions for the three months ended June 30, 1997 and $0.5 million for the three months ended June 30, 1996 with related costs in the 1996 period of $0.5 million or 96.9% of related commission revenues.

         General and administrative expenses, consisting primarily of expenses relating to corporate overhead, increased to $3.9 million for the three months ended June 30, 1997 compared to $3.6 million for the three months ended June 30, 1996, and amounted to approximately 11.5% of the Company's total revenues during the three months ended June 30, 1997 as compared to 9.2% during the three months ended June 30, 1996. The increase for the three months ended June 30, 1997 includes an increase in reserves for various legal and regulatory matters.

         The provision for doubtful accounts increased to $1.2 million for the three months ended June 30, 1997 from $0.5 million for the three months ended June 30, 1996. This represents 4.1% of VOI sales revenues for the three months ended June 30, 1997 compared to 1.4% for the three months ended June 30, 1996. The Company monitors its provision for doubtful accounts on a quarterly basis to provide for future losses associated with defaults on customer mortgages receivable. This increase was due to the increased provision against mortgages receivable resulting from the increased mortgage receivable portfolio balance and to reflect current trends.

         Depreciation and amortization expense remained constant at $0.5 million for the three months ended June 30, 1997 and June 30, 1996.

         As a result of the foregoing, the Company's net income was $2.8 million for the three months ended June 30, 1997, a decrease of $2.1 million or 43.1% from $4.9 million for the three months ended June 30, 1996. Net income for the three months ended June 30, 1996 included approximately $3.4 million (net of income taxes) relating to the recognition of deferred revenues (net of related costs) that had been deferred at March 31, 1996 under the percentage of completion method of accounting.


         The  following   table  sets  forth  certain   consolidated   operating
information  for the entities  comprising  the Company for the six month periods ended June 30, 1997 and 1996
                                                                                     SIX MONTHS ENDED JUNE 30,

                                                                                         1997          1996
                                                                                         ----          ----

STATEMENT OF OPERATIONS:
AS A PERCENTAGE OF TOTAL REVENUES

Sales of vacation ownership interests                                                     81.2          79.8
Resort operations and other                                                                9.4          12.3
Interest earned on mortgages receivable                                                    9.4           6.1
Commissions earned on marketing agreements                                                  .0           1.8
                                                                                         -----         -----

Total revenues                                                                           100.0         100.0
                                                                                         =====         =====

AS A PERCENTAGE OF VACATION OWNERSHIP INTEREST SALES
Vacation ownership interests costs of units sold                                          28.7          28.4
Sales and marketing                                                                       40.6          38.4
Provision for doubtful accounts                                                            3.6           1.3

AS A PERCENTAGE OF REVENUES FROM RESORT OPERATIONS
AND OTHER
Resort operations and other expense                                                       90.4         100.1

AS A PERCENTAGE OF INTEREST EARNED ON MORTGAGES RECEIVABLE
Interest expense on financed mortgages receivable                                         35.6          27.6

AS A PERCENTAGE OF COMMISSIONS EARNED ON
MARKETING AGREEMENTS
Commission and related expenses on marketing agreements                                    n/a          75.5

AS A PERCENTAGE OF TOTAL REVENUES
General and administrative                                                                11.4          10.5
Depreciation and amortization                                                              1.7           1.8
Interest expense - other                                                                   0.6           0.9

SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO SIX MONTHS ENDED JUNE 30, 1996

         The Company's total revenues for the six months ended June 30, 1997 were $62.8 million, an increase of $1.6 million or 2.6% from the six months ended June 30, 1996. The Company sold 3,938 VOIs in completed and pre-construction units at Company-owned properties during the six months ended June 30, 1997, an increase of 15.0% from 3,423 VOIs sold during the six months ended June 30, 1996. The Company derived revenues of $51.3 million from the sales of VOIs during the six months ended June 30, 1997, of which $51.0 million was recognized from the sale of VOIs in completed units and was recorded as earned revenue and $0.3 million from sales of VOIs in pre-construction units was recorded as additional deferred revenue - VOIs on the Company's balance sheet at December 31, 1996. The Company recognized revenues of $48.8 million from the sales of VOIs during the six months ended June 30, 1996, of which $41.1 million was recognized from the sale of VOIs in completed units and was recorded as earned revenue and $7.7 million was recognized from the sales of VOIs in pre-construction units which was recorded as deferred revenue - VOIs on the Company's balance sheet at December 31, 1996.

         Costs of units sold as a percentage of VOI sales increased slightly from 28.4% for the six months ended June 30, 1996 to 28.7% for the six months ended June 30, 1997 reflecting an increased percentage of VOIs sold at the Orlando project in the six months ended June 30, 1997 compared to the six months ended June 30, 1996. The unit-week cost to the Company for the Orlando units is fixed by contract at 35% of the related VOI sales price, resulting in a higher cost per unit than at other projects, but providing protection against volatility in construction and financing costs.

         Vacation package revenues less vacation package costs have been included as Vacation ownership interest sales and marketing costs section in the statement of operations for the six months ended June 30, 1997. Previous years' amounts have been reclassified to reflect this change in presentation which more closely correlates with the presentation of other companies in the VOI industry. These costs, which include VOI sales commissions, lead generation marketing and vacation fulfillment costs and the administrative costs of processing VOI sales contracts, were $ 20.7 million, or 40.6% of related VOI revenues, for the six months ended June 30, 1997 compared to $18.7 million, or 38.4% of related VOI revenues, for the six months ended June 30, 1996. This increase reflects the Company's increased emphasis on diversification of lead generation programs to include the fulfillment of third party certificate programs, mini-vacations, referral and in-house sales programs as well as other moderate cost traditional lead procurement programs which have the primary goal of producing a high quality, low to moderate cost tour at a resort property and increase VOI sales. The costs of sales commissions and administrative costs have remained relatively constant, as a percentage of recognized sales volume for the six months ended June 30, 1997 compared to the six months ended June 30, 1996.

         The Company's revenues from resort and other operations decreased to $5.9 million for the six months ended June 30, 1997 from $7.5 million for the six months ended June 30, 1996, primarily as a result of having fewer units available for resort occupancy during the 1997 period, including the last phase of Palm Aire which underwent renovations for VOI sales during the second quarter of 1997. Cost of resort operations decreased to $5.3 million for the six months ended June 30, 1997 from $7.6 million for the six months ended June 30, 1996 as a direct result of the reduction of related revenues due to a reduction in available rooms. Such costs as a percentage of revenues from resort and other operations decreased to 90.4% for the six months ended June 30, 1997 from 100.1% for the six months ended June 30, 1996.

         At both June 30, 1997 and 1996, the Company's weighted average interest rate on its entire loan portfolio was 16.3%, compared to a weighted average interest rate on borrowings against loans hypothecated by the Company to unaffiliated lenders of 10.2% at June 30, 1997 compared to 10.5% at June 30, 1996. As a result of the continued increase in sales of VOIs and the proportionate increase of VOIs sold in Company-owned properties from 1993 through June 30, 1997, the Company's interest income from financing activities increased to $5.9 million for the six months ended June 30, 1997 from $3.7 million for the six months ended June 30, 1996. This increase was partially offset by interest paid on increased borrowings against loans hypothecated by the Company to unaffiliated lenders of $2.1 million during the six months ended June 30, 1997 compared to $1.0 million during the six months ended June 30, 1996.

         The Company's continued development of Company-owned resort properties and sale of VOIs in such properties resulted in the discontinuance of commissions received in connection with the sale of VOIs for other developers. During late 1996, the Company terminated its sales and marketing arrangement with a developer in the Bahamas and curtailed the sales of VOIs in the Bahamas. The Company derived no revenues from such commissions for the six months ended June 30, 1997 and $1.1 million for the six months ended June 30, 1996 with related costs in the 1996 period of $0.8 million or 75.5% of related commission revenues.

         General and administrative expenses, consisting primarily of expenses relating to corporate overhead, increased to $7.1 million for the six months ended June 30, 1997 compared to $6.4 million for the six months ended June 30, 1996, and amounted to approximately 11.4% of the Company's total revenues during the six months ended June 30, 1997 as compared to 10.5% during the six months ended June 30, 1996. The increase for the six months ended June 30, 1997 includes an increase in reserves for various legal and regulatory matters.

         During the six months ended June 30, 1997, the Company charged approximately $0.5 million to operations representing legal, accounting and other costs related to the termination of the merger agreement with the Lambert Companies.

         The provision for doubtful accounts increased to $1.8 million for the six months ended June 30, 1997 from $0.7 million for the six months ended June 30, 1996. This represents 3.6% of VOI sales revenues for the six months ended June 30, 1997 compared to 1.3% for the six months ended June 30, 1996. The Company monitors its provision for doubtful accounts on a quarterly basis to provide for future losses associated with defaults on customer mortgages receivable. This increase was due to the increased provision against mortgages receivable resulting from the increased mortgage receivable portfolio balance and to reflect current trends.

         Depreciation and amortization expense remained constant at $1.1 million for the six months ended June 30, 1997 and the six months ended June 30, 1996.

         As a result of the foregoing, the Company's net income was $5.1 million for the six months ended June 30, 1997, a decrease of $1.3 million or 20.7% from $6.4 million for the six months ended June 30, 1996. Net income for the six months ended June 30, 1996 included approximately $2.4 million (net of income taxes) relating to the recognition of deferred revenues (net of related costs) that had been deferred at December 31, 1995 under the percentage of completion method of accounting.

LIQUIDITY AND CAPITAL RESOURCES

         The Company offers financing to the purchasers of VOIs in the Company's resort properties who make a down payment generally equal to at least 10% of the purchase price. This financing bears interest at fixed rates, unless the down payment equals at least 50% of the purchase price and the purchaser agrees to pay the balance of the purchase price within one year from the date of purchase, in which case the Company's loan bears no interest. This financing is collateralized by a mortgage on the underlying VOI. The Company has entered into agreements with three lenders for the financing of customer receivables which provide an aggregate of up to approximately $90.0 million of available financing (of which $53.2 million was outstanding as of June 30, 1997) to the Company bearing interest at variable rates tied to the "prime" rate plus 2.00% to 2.50% or a rate ranging between 375 and 475 basis points over LIBOR. Included in this availability is up to $20.0 million of pre-construction sales financing (financing of sales of units under construction which have not been deeded), of which $5.0 million was outstanding at June 30, 1997. A significant portion of this indebtedness has been guaranteed by Ralph Muller, the Chairman, Chief
Executive  Officer  and  majority  shareholder  of  the  Company.   Under  these
arrangements, the Company hypothecates, or pledges as security, qualified purchaser promissory notes to these lenders, who lend the Company 75% to 85% of the principal amount of such notes or, in the case of pre-sale financing, 60% of the purchase price of the underlying VOI or 65% of the outstanding balance of such notes. Payments under these promissory notes are made by the purchaser borrowers directly to a 'lockbox,' or payment processing center, and such payments are credited against the Company's outstanding balance with the respective lenders. Of the aggregate availability of $90.0 million, $10.0 million of such financing is a revolving loan with scheduled availability until December 1997; $15.0 million of such financing is a revolving loan with scheduled availability until March 1998, $40.0 million of such financing is a revolving loan with scheduled availability until November 1998 and $25.0 million of such financing is a revolving loan with scheduled availability until May 1999. The Company is in the process of consolidating the $15.0 million line and the $25.0 million line into a $40.0 million warehouse facility. After the respective termination of the availability period, the respective outstanding borrowings under the aggregate agreements are required to be repaid over a period of five to eight years. The Company believes that, for the four presently active selling resorts, it has substantial loan availability to provide financing of new VOI purchases through 1997. Although the Company believes it can obtain additional financing from other lenders if necessary, other than as set forth herein, it does not presently have binding agreements to extend the terms of such financing or for any replacement financing, and there can be no assurance that alternative or additional arrangements can be made on terms that are satisfactory to the Company. Accordingly, future sales of VOIs may be limited by both the availability of funds to finance the initial negative cash flow that results from sales that are financed by the Company and by reduced demand which may result if the Company is unable to provide financing to purchasers of VOIs. If the Company is required to sell its customer receivables, discounts from the face value of such receivables may be required. At June 30, 1997, the Company had a portfolio of 13,339 loans to VOI purchasers, which loans had a weighted average maturity of approximately 5.2 years, and a weighted average interest rate of 16.3%, compared to a weighted average interest rate of 10.2% on borrowings against loans hypothecated by the Company to unaffiliated lenders. The Company has historically derived substantial income from its financing activities.

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

         The Company intends to continue to provide financing to purchasers of VOIs and to obtain funds to finance the negative cash flow resulting from the payment of sales commissions and other selling expenses and to make release payments on bank indebtedness relating to development of its resort properties. For the six months ended June 30, 1997 and 1996, the Company derived interest income of $5.9 million and $3.7 million, respectively, from the financing of purchaser notes receivable and incurred interest expense of $2.1 and $1.0 million, respectively, relating to loans secured by notes hypothecated to these unaffiliated lenders.

         During the six months ended June 30, 1997 and 1996, the Company's operating activities provided approximately $1.3 million and used approximately $11.3 million, respectively, in cash and cash equivalents and its investing activities used approximately $10.7 million and $4.7 million, respectively, in cash. During these periods $6.7 million and $15.2 million, respectively, was provided through the Company's financing activities, resulting in a net decrease in cash and cash equivalents of $2.7 million for the six months ended June 30, 1997 and $0.8 million for the six months ended June 30, 1996.

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

         The foregoing Management's Discussion and Analysis contains various "forward looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934 which represent the Company's expectations or beliefs concerning future events, including, but not limited to, statements regarding increased sales of VOIs in Company owned resorts and the sufficiency of the Company's cash flow, as well as receivables financing, for its future liquidity and capital resource needs. These forward looking statements are further qualified by important factors that could cause actual results to differ materially from those in the forward looking statements. These factors include, without limitation, the Company's ability to continue to develop and market resort properties, increases in marketing costs, the availability of favorable financing agreements, increases in sales of vacation packages, fluctuations in interest rates and the effects of governmental regulation. Results actually achieved may differ materially from expected results included in these statements as a result of these or other factors.


PART II. OTHER INFORMATION

ITEM 1.    Legal Proceedings

           Refer to Note 6, Commitments and Contingencies, of the Consolidated Condensed Financial Statements included elsewhere herein.

ITEM 4.    Submission of Matters to a Vote of Security Holders

         The Company held its Annual Meeting of Shareholders on June 27, 1997. At the meeting, each of Ralph P. Muller, Kevin Sheehan, Joyce North, Henry M. Cairo, Steven McPhee, Richard Adrey, Ronald J. Korn, Michael J. Kollender, Edward R. Allen and Francis X. Maguire were elected as directors of the Company. The following table indicates the number of votes cast by shareholders of the Company for, against or withheld in connection with the election of each of the directors:


           -----------------------------VOTES------------------------------
               DIRECTOR               FOR          AGAINST         WITHHELD

           Ralph P. Muller         7,216,977          0              9,459
           Kevin Sheehan           7,204,126          0             22,309
           Joyce North             7,223,576          0              2,859
           Henry M. Cairo          7,223,426          0              3,009
           Steven McPhee           7,221,276          0              5,159
           Richard Adrey           7,224,576          0              1,859
           Ronald J. Korn          7,224,376          0              2,059
           Michael J. Kollender    7,223,576          0              2,859
           Edward R. Allen         7,224,576          0              1,859
           Francis X. Maguire      7,223,576          0              2,859

           In addition, the shareholders approved the following matters:

           (1) An amendment to the Company's Articles of Incorporation to provide that the number of directors constituting the Company's Board of Directors shall not be less than three (3) nor more than fifteen
           (15). The number of votes cast by shareholders of the Company for or against or respecting this proposal were 7,207,375, 910 and 18,150, respectively. (2) An amendment to the Company's Directors' Stock Option Plan to increase from 40,000 to 100,000 the number of shares of Common Stock reserved for issuance pursuant to the Directors' Stock Option Plan. The number of votes cast by shareholders of the Company for or against or withheld respecting this proposal were 7,192,422, 14,973 and 19,040, respectively.

ITEM 6.    Exhibits and Reports on Form 8-K

a.         Exhibits

           10.82 Construction Loan Agreement dated November 27, 1996 between Sea Gardens Beach and Tennis Resort, Inc. and SunTrust Bank.

           10.83 Amended and Restated Loan and Security Agreement dated November 19, 1996 among Sea Gardens Beach and Tennis Resort, Inc., Vacation Break Resorts, Inc., Vacation Break Resorts at Cocoa Beach, Inc., Palm Vacation Group and Finova Capital Corporation

           10.84 Second Amendment, dated June 3, 1997 to Loan and Security Agreement among Sea Gardens Beach and Tennis Resort, Inc., Vacation Break Resorts at Star Island, Inc. and Heller Financial, Inc.

           11.1  Statement regarding computation of per share earnings

           27.1  Financial Data Schedule

b.         Reports on Form 8-K:

           NONE

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VACATION BREAK U.S.A., INC.




By:        /S/ RALPH P. MULLER
   ----------------------------
           Ralph P. Muller
           Chairman of the Board and Chief Executive Officer

Date:      August 13, 1997




By:        /S/ KEVIN M. SHEEHAN
   -----------------------------
           Kevin M. Sheehan
           President

Date:      August 13, 1997




By:        /S/ HENRY M. CAIRO

           Henry M. Cairo
           Chief Financial Officer and Chief Operating Officer

Date:      August 13, 1997

                                 EXHIBIT INDEX


Exhibit                                                                 Page
---------                                                               -----

  10.82 Construction Loan Agreement dated November 27, 1996 between Sea Gardens Beach and Tennis Resort, Inc. and SunTrust Bank.

  10.83 Amended and Restated Loan and Security Agreement dated November 19, 1996 among Sea Gardens Beach and Tennis Resort, Inc., Vacation Break Resorts, Inc., Vacation Break Resorts at Cocoa Beach, Inc., Palm Vacation Group and Finova Capital Corporation

  10.84 Second Amendment, dated June 3, 1997 to Loan and Security Agreement among Sea Gardens Beach and Tennis Resort, Inc., Vacation Break Resorts at Star Island, Inc. and Heller
        Financial, Inc.

  11.1  Statement regarding computation of per share earnings

  27.1  Financial Data Schedule