Form 10-Q
period 1997-09-30
VACATION BREAK USA INC
filed 1997-11-13
CIK 946733

SECURITIES AND EXCHANGE COMMISSION


                                    FORM 10-Q

                             WASHINGTON, D.C. 20549

    [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

The number of shares outstanding of registrant's common stock at November 3, 1997 was 8,678,564 shares.

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)

                           VACATION BREAK U.S.A., INC.

                                      INDEX

                                                                      Page
                                                                       No.


PART I  FINANCIAL INFORMATION:

ITEM 1  FINANCIAL STATEMENTS

        Consolidated Condensed Balance Sheets as of

          September 30, 1997 and December 31, 1996                      3

        Consolidated Condensed Statements of Operations for the

          three and nine months ended September 30, 1997 and 1996       4

        Consolidated Condensed Statements of Cash Flows for the

          nine months ended September 30, 1997 and 1996                 5

        Notes to Consolidated Condensed Financial Statements            6

ITEM 2  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS                             9

PART II OTHER INFORMATION

ITEM 1  LEGAL PROCEEDINGS                                              15

ITEM 6  EXHIBITS AND REPORTS ON FORM 8-K                               15

        Signatures                                                     16


            Vacation Break U.S.A., Inc. and Consolidated Subsidiaries
                      Consolidated Condensed Balance Sheets

                                     ASSETS
                                                                                                 September 30,      December 31,
                                                                                                     1997              1996
                                                                                                ---------------- ------------------
                                                                                                  (Unaudited)

  Cash and cash equivalents                                                                         $ 3,386,471        $ 6,307,928
  Certificates of deposit                                                                                     -            124,235
  Restricted cash                                                                                     1,569,850          1,647,236
  Cash in escrow from vacation ownership interests sales                                             14,408,476          8,055,543
  Mortgages receivable on vacation ownership interests
    sales - net                                                                                      92,482,981         73,028,510
  Receivables - net                                                                                   3,014,727          3,757,385
  Note receivable                                                                                       864,660          1,993,883
  Vacation ownership interests held for sale and real
    estate and development costs                                                                     24,768,408         25,310,450
  Prepaid expenses and other assets                                                                   6,056,353          5,919,983
  Investment in unconsolidated affiliates                                                             1,846,917          1,946,917
  Due from unconsolidated affiliates                                                                     44,393             54,369
  Income tax receivable                                                                                  58,238             58,238
  Property and equipment - net                                                                        9,015,118         10,274,870
                                                                                                    -----------        -----------

TOTAL ASSETS                                                                                      $ 157,516,592      $ 138,479,547
                                                                                                    ===========        ===========
                      LIABILITIES AND STOCKHOLDERS' EQUITY

  Accounts payable and accrued liabilities                                                         $ 18,645,313       $ 13,210,543
  Due to unconsolidated affiliates                                                                      162,105              5,578
  Notes and mortgages payable                                                                        68,606,398         53,302,723
  Note payable to unconsolidated affiliate                                                              435,000            532,778
  Capital lease obligations                                                                           1,108,622          1,349,426
  Deferred income taxes                                                                              10,820,155          6,207,527
  Advance deposits                                                                                    2,339,437          2,948,884
  Deferred revenues - vacation packages                                                               9,840,621         16,588,264
  Deferred revenues - vacation ownership interests                                                    1,864,334          6,407,050
  Due to affiliate of joint ventures                                                                  3,822,685          7,517,719
  Minority interest in joint ventures                                                                 3,866,715          2,582,436
                                                                                                    -----------        -----------

     Total Liabilities                                                                              121,511,385        110,652,928
                                                                                                    -----------        -----------

Commitments and contingencies (Note 6)

Stockholders' Equity:

  Preferred stock ($ .01 par value; 25,000,000 shares
   authorized; no shares issued and outstanding at September 30, 1997 and December 31, 1996, respectively)
                                                                                                              -                 -
  Common stock ($ .01 par value; 25,000,000 shares authorized; 8,676,214 and 8,593,725 shares issued and outstanding at September 30, 1997 and
   December 31, 1996, respectively                                                                       86,762            85,937
  Additional paid in capital                                                                         13,973,363        13,414,457
  Retained earnings                                                                                  21,945,082        14,326,225
                                                                                                    -----------       -----------
       Total Stockholders' Equity
                                                                                                     36,005,207        27,826,619
                                                                                                    -----------       -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                        $ 157,516,592     $ 138,479,547
                                                                                                    ===========       ===========

      See accompanying notes to consolidated condensed financial statements


            Vacation Break U.S.A., Inc. and Consolidated Subsidiaries
                 Consolidated Condensed Statements of Operations
                For the three and nine months ended September 30,
                                   (Unaudited)
                                                                     Three Months Ended                 Nine Months Ended
                                                                        September 30,                     September 30,
                                                                   1997             1996             1997              1996
                                                             ---------------------------------- ---------------- ------------------
Revenues:
    Vacation ownership interests                                 $ 24,773,656     $ 13,655,112     $ 75,752,722       $ 62,480,938
    Resort operations and other                                     2,369,411        2,339,561        8,261,810          9,886,586
    Interest earned on mortgages receivable                         3,385,125        2,343,357        9,268,882          6,076,077
    Commissions earned on marketing agreements                              -          631,069                -          1,700,026
                                                                   ----------       ----------       ----------         ----------

                                                                   30,528,192       18,969,099       93,283,414         80,143,627
                                                                   ----------       ----------       ----------         ----------
Costs and operating expenses:
    Vacation ownership interests - cost of units sold               7,118,232        3,466,552       21,740,865         17,337,603
    Vacation ownership interests - sales & marketing costs         10,179,547        8,536,300       30,897,352         27,285,259
    Resort operations and other                                     2,241,907        2,644,079        7,568,533         10,202,217
    Interest expense on financed mortgages receivable               1,177,075          793,755        3,271,749          1,822,312
    Commissions and related expenses on marketing agreements                -          950,641                -          1,757,339
    Interest expense - other                                          (15,544)          13,434          326,508            598,716
    General and administrative                                      3,007,302        2,255,495       10,155,774          8,687,704
    Costs related to terminated merger                                      -                -          463,933                  -
    Provision for doubtful accounts                                 2,051,035          217,656        3,859,084            872,864
    Depreciation                                                      506,218          530,871        1,584,288          1,619,551
                                                                   ----------       ----------       ----------         ----------

                                                                   26,265,772       19,408,783       79,868,086         70,183,565
                                                                   ----------       ----------       ----------         ----------

Income from operations before income taxes, minority
 interest and equity in earnings of unconsolidated affiliate        4,262,420         (439,684)      13,415,328          9,960,062
Minority interest in earnings of joint ventures                      (100,569)        (259,484)      (1,283,829)          (838,448)
Equity in earnings of unconsolidated affiliate                         20,000           46,390          100,000            121,390
                                                                   ----------         --------        ---------         ----------

Income before income taxes                                          4,181,851         (652,778)      12,231,499          9,243,004
Provision for income taxes                                         (1,657,114)         170,527       (4,612,628)        (3,298,306)
                                                                   ----------          -------        ---------          ---------

 Net income                                                       $ 2,524,737       $ (482,251)     $ 7,618,871        $ 5,944,698
                                                                    =========          =======        =========          =========

Net income per share
Primary                                                                $ 0.28         $  (0.06)          $ 0.85             $ 0.67
                                                                         ====             ====             ====               ====

Weighted average common stock and common stock equivalents outstanding

Primary                                                             9,151,479        8,570,000        8,974,092          8,813,129
                                                                    =========        =========        =========          =========





      See accompanying notes to consolidated condensed financial statements

            Vacation Break U.S.A., Inc. and Consolidated Subsidiaries
                 Consolidated Condensed Statements of Cash Flows
                     For the nine months ended September 30,
                                   (Unaudited)
                                                                                   1997              1996
                                                                                 -------- ------------------
Cash Flows from Operating Activities:
  Net income                                                                  $ 7,618,871        $ 5,944,700
  Adjustments to reconcile net income to net
    cash (provided by) used in operating activities:
   Provision for doubtful accounts                                              3,859,084            872,864
   Depreciation and amortization                                                1,584,288          1,619,551
   Equity in earnings of unconsolidated affiliate                                 100,000          (122,390)
   Provision for deferred income taxes                                          4,612,628          3,250,195
   Minority interest in earnings of joint ventures                              1,283,829          2,640,158
 Changes in operating assets and liabilities:
   Mortgages receivable on vacation ownership interests sales                 (23,313,555)       (21,438,864)
   Receivables                                                                    742,658         (2,293,829)
   Note receivable                                                              1,129,223              8,238
   Vacation ownership interests held for sale and
      real estate and development costs                                           542,042         (5,202,346)
   Prepaid expenses and other assets                                             (136,370)        (3,586,736)
   Due to/from unconsolidated affiliates - net                                    166,503           (209,444)
   Accounts payable and accrued liabilities                                     5,435,220          3,474,907
   Deferred revenues - vacation ownership interests                            (4,542,716)        (5,477,655)
   Deferred income - vacation packages                                         (6,747,643)        (1,301,766)
   Advance deposits                                                              (609,447)          (833,027)
                                                                                ---------         -----------

Net cash used in operating activities                                          (8,275,385)       (22,655,444)
                                                                                ---------         ----------

Cash Flows from Investing Activities:
  Purchases of property and equipment                                            (155,024)        (2,247,796)
  Additions to restricted cash                                                 (1,907,435)        (3,160,623)
  Releases of restricted cash                                                   1,984,821          4,963,433
  Increase (decrease) in cash in escrow from VOI sales - net                   (6,352,933)         6,297,576
  Purchases of certificates of deposit                                                  -          (121,497)
  Maturities of certificates of deposit                                           124,235            629,507
                                                                                ---------          ---------
Net cash (used in) provided by investing activities                            (6,306,336)         6,360,600
                                                                                ---------          ---------
Cash Flows from Financing Activities:
  Borrowings of notes and mortgages payable                                    48,045,833         37,431,170
  Repayments of notes and mortgages payable                                   (32,742,158)       (20,013,836)
  Borrowings from affiliate of joint ventures                                           -            763,134
  Repayments to affiliate of joint ventures                                    (3,695,034)                 -
  Repayment of note payable to unconsolidated affiliate                           (97,778)           (27,222)
  Borrowings on capital lease obligations                                         457,272                  -
  Payments on capital lease obligations                                          (410,316)          (293,454)
  Stockholder's income tax distributions                                                -         (1,130,793)
  Proceeds from the exercise of employee stock options                            559,717                  -
  Proceeds from issuance of common stock                                                -          1,182,669
                                                                               ----------         ----------
Net cash provided by financing activities                                      11,660,264         18,368,940
                                                                               ----------         ----------

Net (decrease) increase in cash and cash equivalents                           (2,921,457)         2,074,096
Cash and cash equivalents at beginning of period                                6,307,928          8,499,386
                                                                                ---------         ----------

Cash and cash equivalents at end of period                                    $ 3,386,471       $ 10,573,482
                                                                                =========         ==========
SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES:
 Equipment purchased under capital lease obligations                            $ 169,512        $     -
                                                                                =========         ==========

      See accompanying notes to consolidated condensed financial statements

                  VACATION BREAK U.S.A., INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       GENERAL

         Vacation Break U.S.A., Inc. and consolidated subsidiaries (the "Company") is engaged in the sale of vacation packages, hotel operations and the renovation, construction, sale and financing of resort vacation ownership interests (VOIs). At September 30, 1997 the consolidated financial statements include the accounts of Vacation Break U.S.A., Inc. and its subsidiaries.

         In the opinion of management, the unaudited consolidated financial statements include all adjustments and accruals necessary to present fairly the Company's consolidated financial position at September 30, 1997 and the consolidated results of its operations for the three and nine months ended September 30, 1997 and 1996 and its statement of cash flows for the nine month periods ended September 30, 1997 and 1996. The interim results of operations are not necessarily indicative of the results which may occur for the year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. All significant intercompany accounts and transactions are eliminated in consolidation. These unaudited consolidated condensed financial statements and notes thereto should be read in conjunction with the annual consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K as filed with the United States Securities and Exchange Commission on March 31, 1997.

2.       RECLASSIFICATIONS

         Certain amounts in the 1996 financial statements have been reclassified to conform to the 1997 presentation. Vacation package revenues, less vacation package costs, have been included as vacation ownership interests - sales & marketing costs in the statement of operations for the three and nine months ended September 30, 1996. This presentation more closely correlates to the presentation method of other companies in the vacation ownership industry.


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

                  VACATION BREAK U.S.A., INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


         In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosure About Segments of an Enterprise and Related Information" (SFAS 131). SFAS 131 specifies revised guidelines for determining an entity's operating segments and the type and level of financial information to be disclosed. Once operating segments have been determined, SFAS 131 provides for a two-tier test for determining those operating segments that would need to be disclosed for external reporting purposes. In addition to providing the required disclosures for reportable segments, SFAS 131 also requires disclosure of certain "second level" information by geographic area and for products/services. SFAS 131 also makes a number of changes to existing disclosure requirements. SFAS 131 is effective for fiscal years beginning after December 15, 1997, with earlier application encouraged. The Company has not yet determined the impact of the implementation of SFAS 131.

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

5.       NET INCOME PER SHARE

         Earnings per share amounts are based upon the weighted average number of common shares and common share equivalents. Common share equivalents are excluded from the computation for periods in which they have an anti-dilutive effect. The dilutive effect of common share equivalents for the computation of earnings per share is less than 3% for the nine months ended September 30, 1996. The use of Common share equivalents for the EPS computation was anti-dilutive to the computation of the fully diluted EPS for the three months ended September 30,1996 and the nine months ended September 30, 1997. Accordingly, all earnings per share computations are reported as primary. During the nine months ended September 30, 1997, approximately 270,000 options were granted to employees, 60,000 options were granted to outside directors and 30,000 warrants were granted to a financial advisor. An employee of the financial advisor is a member of the Board of Directors of the Company.

6.       COMMITMENTS AND CONTINGENCIES

         The Company is a party to two state actions related to the Company's marketing program alleging that Vacation Break violated the consumer protection or telemarketing law of such states. The Company is and will continue to actively attempt to settle with each of these states over the next several months and does not anticipate legal and settlement costs will have a material impact on the results of operations, liquidity or financial condition of the Company. As of September 30, 1997, the Company settled proceedings with the counties of Napa and Ventura, California and the states of California, Maryland, New York, Connecticut, Massachusetts, Texas, North Carolina, West Virginia, New Mexico, Wisconsin, Minnesota, Illinois and Washington relating to the same marketing practice as the pending proceedings. In connection with such settlements (excluding the counties of Napa and Ventura, California and the states of California and Maryland), the Company has agreed to provide a fund of up to $225,000 to satisfy claims from eligible consumers who submit a written request for a refund within a 60 day period of time. In addition, the Company has also agreed to pay the states with which it has reached settlements an aggregate of $332,500 in reimbursement of their investigative costs and related fees.

         On March 28, 1997, a lawsuit was filed against the Company and Kevin M. Sheehan, its President, in the Circuit Court for Pinellas County, Florida by Market Response Group and Laser Company, Inc. (MRG&L). The complaint alleges that the defendants, in concert with other companies, conspired to boycott MRG&L and to fix prices for mailings in violation of the Florida Antitrust Act, and in concert with others, engaged in various acts of unfair competition, deceptive trade practices and common law conspiracy. The complaint also alleges that the defendants breached various provisions of a Sales and Marketing Agreement with plaintiff and interfered with and caused other companies to breach Sales and Marketing Agreements with MRG&L and that the defendants misappropriated proprietary information. The complaint also demands that the Company indemnify plaintiff for costs incurred by MRG&L to defend a 1996 Federal Trade Commission action. MRG&L claims to have suffered substantial damages. The actual aggregate amount of damages claimed is not calculable but appears to be in excess of $50 million. The Company intends to defend each and every claim vigorously, and will file counterclaims if and when appropriate. The Company's management does not believe that the resolution of the lawsuit filed by MRG&L will have a material adverse impact on the financial condition or liquidity of the Company; however, it should be noted that such litigation is in the early stages of discovery.

         Additionally,   the  Company  is   currently  a  defendant  in  certain
litigation arising in the ordinary course of business. In the opinion of management, based on the advice of legal counsel, the outcome of these actions will not have a material effect on the financial condition of the Company.

7.       PRIOR MERGER DISCUSSIONS

         In November 1996 the Company announced that it had entered into an Agreement and Plan of Merger (as amended in March 1997) with various companies owned or controlled by James E. Lambert. On April 23, 1997 the Company announced that this Agreement and Plan of Merger had been terminated by mutual agreement of the parties. The Company had incurred legal, accounting and various other costs in anticipation of and preparation for the proposed merger. These costs, which amounted to approximately $0.5 million, have been charged to the operations of the Company as "Costs related to terminated merger" included on the statement of operations for the nine months ended September 30, 1997.

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

         The following table presents key statistics representing VOI activities in properties owned by the Company or under marketing and purchase agreements.:

                                      SEA            SANTA                      STAR        ROYAL
                                    GARDENS(1)      BARBARA      PALM AIRE     ISLAND      VISTA(2)    BREAKERS     TOTAL
Number of VOIs available              11,388         4,680        5,564        6,396        5,148        1,000     31,980
Net number of VOIs sold through
 September 30, 1997                    7,078   *     4,645        4,425        4,128   *        -          256     20,276
Percent sold through
 September 30, 1997                      62%   *       99%          80%          65%   *       0%          26%        63%
Net number of VOIs sold during the
 3 months ended September 30, 1997       124   *       129          818          506   *        -          193      1,577
Net number of VOIs sold during the
 9 months ended September 30, 1997       107   *     1,256        2,471        1,681   *        -          256      5,515

* Includes units sold at properties where revenue and income recognition were deferred or partially deferred for financial reporting purposes.

(1) Includes 4,368 unit weeks at the Ocean Palms phase under construction.
(2) Acquired in January 1996 - formerly known as "Ocean Ranch" and currently under construction.





ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the Consolidated Condensed Financial Statements, including the notes thereto, contained elsewhere herein.

INTRODUCTION

         Vacation package revenues less vacation package costs have been included as Vacation ownership interests sales and marketing costs in the statement of operations for the three and nine month periods ended September 30, 1997. Previous years' amounts have been reclassified to reflect this change in presentation, which more closely correlates to the presentation of other companies in the VOI industry.

         In 1993, the Company began to develop its own properties and sell VOIs in these properties while continuing to sell VOIs in properties owned by other developers, thereby adding a new source of revenues and earnings, including sales of vacation ownership interests and interest earned on mortgages receivable. The Company generates additional revenues from resort operations, which include room rental operations and ancillary resort operations such as food and beverage sales and from management fees. In the three and nine month periods ended September 30, 1997, the Company realized no commission revenues from the sale of VOIs in properties owned by other developers.

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


         The  following   table  sets  forth  certain   consolidated   operating
information of the Company for the three month periods ended  September 30, 1997 and 1996
                                                                                THREE MONTHS ENDED SEPTEMBER 30,
                                                                                         1997          1996
                                                                                         ----          ----

STATEMENT OF OPERATIONS:
AS A PERCENTAGE OF TOTAL REVENUES
Sales of vacation ownership interests                                                     81.1          72.0
Resort operations and other                                                                7.8          12.3
Interest earned on mortgages receivable                                                   11.1          12.4
Commissions earned on marketing agreements                                                 0.0           3.3
                                                                                         -----         -----

Total revenues                                                                           100.0         100.0
                                                                                         =====         =====

AS A PERCENTAGE OF VACATION OWNERSHIP INTEREST SALES
Vacation ownership interests costs of units sold                                          28.7          25.4
Sales and marketing                                                                       41.1          62.5
Provision for doubtful accounts                                                            8.3           1.6

AS A PERCENTAGE OF REVENUES FROM RESORT OPERATIONS
AND OTHER
Resort operations and other expense                                                       94.6         113.0

AS A PERCENTAGE OF INTEREST EARNED ON MORTGAGES RECEIVABLE
Interest expense on financed mortgages receivable                                         34.8          33.9

AS A PERCENTAGE OF COMMISSIONS EARNED ON
MARKETING AGREEMENTS
Commission and related expenses on marketing agreements                                    n/a         150.6

AS A PERCENTAGE OF TOTAL REVENUES
General and administrative                                                                 9.9          11.9
Depreciation and amortization                                                              1.7           2.8
Interest expense - other                                                                   0.0           0.1

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1996

         The Company's total revenues for the three months ended September 30, 1997 were $30.5 million, an increase of $11.6 million or 61.0% from the three months ended September 30, 1996. The Company sold 1,577 VOIs in completed and pre-construction units at Company-owned properties during the three months ended September 30, 1997, an increase of 22.3% from 1,289 VOIs sold during the three months ended September 30, 1996. The following table reconciles VOI sales recorded to VOI revenues recognized for the periods.

                                                                                 Three months ended
                                                                                    September 30,
                                                                                 1997             1996
                                                                                 ----             ----
VOI sales revenues recorded during the period                                $ 20,941,550     $ 15,897,670
VOI sales revenues deferred at the beginning of the period                      5,696,440        1,512,968
VOI sales revenues deferred at the end of the period                           (1,864,334)      (3,755,526)
                                                                                ---------        ---------

VOI sales revenues recognized during the period                              $ 24,773,656     $ 13,655,112
                                                                               ==========       ==========

         Costs of units sold as a percentage of VOI sales increased from 25.4% for the three months ended September 30, 1997 to 28.7% for the three months ended September 30, 1996. The unit-week cost to the Company for the Star Island units is currently fixed by contract at 35% of the related VOI sales price, resulting in a higher cost per unit than at other projects, but providing protection against volatility in construction and financing costs.

         Vacation package revenues less vacation package costs have been included as Vacation ownership interest sales and marketing costs section in the statement of operations for the three months ended September 30, 1997. Previous years' amounts have been reclassified to reflect this change in presentation which more closely correlates with the presentation of other companies in the VOI industry. These costs, which include VOI sales commissions, lead generation, marketing and vacation fulfillment costs and the administrative costs of processing VOI sales contracts, were $10.2 million, or 41.1% of related VOI revenues, for the three months ended September 30, 1997 compared to $8.5 million, or 62.5% of related VOI revenues, for the three months ended September 30, 1996. The significantly higher costs as a percentage of related revenues for the quarter ended September 30, 1996 were the result of a 20% decrease in tours during this period primarily resulting from the conversion of the Company's reservation system and a fire aboard a third party vendor's cruise ship, which materially altered the itinerary of vacation package travelers. The costs of sales commissions and administrative expenses have remained relatively constant, as a percentage of recognized sales volume for the three months ended September 30, 1997 compared to the three months ended September 30, 1996.

     The Company's revenues from resort and other operations increased slightly to $2.4 million for the three months ended September 30, 1997 from $2.3 million for the three months ended September 30, 1996. Cost of resort operations decreased to $2.2 million for the three months ended September 30, 1997 from $2.6 million for the three months ended September 30, 1996 as a result of eliminating unprofitable food and beverage operations and improving rental program operations. Such costs as a percentage of revenues from resort and other operations decreased to 94.6% for the three months ended September 30, 1997 from 113.0% for the three months ended September 30, 1996.

         At September 30, 1997, the Company's weighted average interest rate on its entire loan portfolio was 16.3%, as compared to 16.1% at September 30, 1996. The Company's weighted average interest rate on borrowings against loans hypothecated by the Company to unaffiliated lenders was 10.1% at September 30, 1997 compared to 10.5% at September 30, 1996. As a result of the continued increase in sales of VOIs and the proportionate increase of VOIs sold at Company-owned properties from 1993 through September 30, 1997, the Company's interest income from financing activities increased to $3.4 million for the three months ended September 30, 1997 from $2.3 million for the three months ended September 30, 1996. This increase was partially offset by interest paid on increased borrowings against loans hypothecated by the Company to unaffiliated lenders of $1.2 million during the three months ended September 30, 1997 as compared to $0.8 million during the three months ended September 30, 1996.

         The Company's continued development of Company-owned resort properties and sale of VOIs in such properties resulted in the discontinuance of commissions received in connection with the sale of VOIs for other developers. During 1996, the Company terminated its sales and marketing arrangement with a developer in the Bahamas and curtailed the sales of VOIs in the Bahamas. The
Company derived no revenues from such commissions for the three months ended September 30, 1997 as compared to $0.6 million for the three months ended September 30, 1996 with related costs in the 1996 period of $1.0 million or 150.6% of related commission revenues.

         General and administrative expenses, consisting primarily of expenses relating to corporate overhead, increased to $3.0 million for the three months ended September 30, 1997 from $2.3 million for the three months ended September 30, 1996, and accounted for approximately 9.9% of the Company's total revenues during the three months ended September 30, 1997 as compared to 11.9% during the three months ended September 30, 1996.

         The provision for doubtful accounts increased to $2.1 million for the three months ended September 30, 1997 from $0.2 million for the three months ended September 30, 1996. This represents 8.3% of VOI sales revenues for the three months ended September 30, 1997 as compared to 1.6% for the three months ended September 30, 1996. The Company monitors its provision for doubtful accounts on a quarterly basis to provide for future losses associated with defaults on customer mortgages receivable. This increase was due primarily to the increased provision for doubtful accounts resulting from the Company's increased mortgage receivable portfolio balance and to reflect current delinquency trends.

         Depreciation and amortization expense remained constant at $0.5 million for the three months ended September 30, 1997 and September 30, 1996.

         As a result of the foregoing, the Company's net income was $2.5 million for the three months ended September 30, 1997, an increase of $3.0 million or 623.5% from a loss of $0.5 million for the three months ended September 30, 1996.

         The  following   table  sets  forth  certain   consolidated   operating
information  of the Company for the nine month periods ended  September 30, 1997 and 1996
                                                                                  NINE MONTHS ENDED SEPTEMBER 30,

                                                                                         1997          1996
                                                                                         ----          ----
STATEMENT OF OPERATIONS:
AS A PERCENTAGE OF TOTAL REVENUES
Sales of vacation ownership interests                                                     81.2          78.0
Resort operations and other                                                                8.9          12.3
Interest earned on mortgages receivable                                                    9.9           7.6
Commissions earned on marketing agreements                                                 0.0           2.1
                                                                                         -----         -----

Total revenues                                                                           100.0         100.0
                                                                                         =====         =====

AS A PERCENTAGE OF VACATION OWNERSHIP INTEREST SALES
Vacation ownership interests costs of units sold                                          28.7          27.7
Sales and marketing                                                                       40.8          43.7
Provision for doubtful accounts                                                            5.1           1.4

AS A PERCENTAGE OF REVENUES FROM RESORT OPERATIONS
AND OTHER
Resort operations and other expense                                                       91.6         103.2

AS A PERCENTAGE OF INTEREST EARNED ON MORTGAGES RECEIVABLE
Interest expense on financed mortgages receivable                                         35.3          30.0

AS A PERCENTAGE OF COMMISSIONS EARNED ON
MARKETING AGREEMENTS
Commission and related expenses on marketing agreements                                    n/a         103.4

AS A PERCENTAGE OF TOTAL REVENUES
General and administrative                                                                10.9          10.8
Depreciation and amortization                                                              1.7           2.0
Interest expense - other                                                                   0.4           0.7

NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1996

         The Company's total revenues for the nine months ended September 30, 1997 were $93.3 million, an increase of $13.1 million or 16.4% from the nine months ended September 30, 1996. The Company sold 5,515 VOIs in completed and pre-construction units at Company-owned properties during the nine months ended September 30, 1997, an increase of 17.0% from 4,712 VOIs sold during the nine months ended September 30, 1996. The following table reconciles VOI sales recorded to VOI revenues recognized for the periods.

                                                                                  Nine months ended
                                                                                    September 30,
                                                                                  1997            1996
                                                                                  ----            ----
VOI sales revenues recorded during the period                                $ 71,210,006     $ 57,003,283
VOI sales revenues deferred at the beginning of the period                      6,407,050        9,233,181
VOI sales revenues deferred at the end of the period                           (1,864,334)      (3,755,526)
                                                                                ---------        ---------

VOI sales revenues recognized during the period                              $ 75,752,722     $ 62,480,938
                                                                               ==========       ==========


         Costs of units sold as a percentage of VOI sales increased slightly to 28.7% for the nine months ended September 30, 1997 from 27.7% for the nine months ended September 30, 1996. The unit-week cost to the Company for the Orlando units is fixed by contract at 35% of the related VOI sales price, resulting in a higher cost per unit than at other projects, but providing protection against volatility in construction and financing costs.

         Vacation package revenues less vacation package costs have been included as Vacation ownership interest sales and marketing costs section in the statement of operations for the nine months ended September 30, 1997. Previous years' amounts have been reclassified to reflect this change in presentation which more closely correlates with the presentation of other companies in the VOI industry. These costs, which include VOI sales commissions, lead generation, marketing and vacation fulfillment costs and the administrative costs of processing VOI sales contracts, were $30.9 million, or 40.8% of related VOI revenues, for the nine months ended September 30, 1997 compared to $27.3 million, or 43.7% of related VOI revenues, for the nine months ended September 30, 1996. The significantly higher costs, as a percentage of related revenue, for the nine months ended September 30, 1996 were the result of a 20% decrease in tours during the third quarter of 1996 primarily resulting from the conversion of the Company's reservation system and a fire aboard a third party vendor's cruise ship, which materially altered the itinerary of vacation package travelers. The costs of sales commissions and administrative costs have remained relatively constant, as a percentage of recognized sales volume for the nine months ended September 30, 1997 compared to the nine months ended September 30, 1996.

         The Company's revenues from resort and other operations decreased to $8.3 million for the nine months ended September 30, 1997 from $9.9 million for the nine months ended September 30, 1996, primarily as a result of having fewer units available for resort occupancy during the 1997 period, including the last phase of Palm Aire which underwent renovations for VOI sales during the second quarter of 1997. Additionally, the Company closed certain of its unprofitable food and beverage operations during the year. Cost of resort operations decreased to $7.6 million for the nine months ended September 30, 1997 from $10.2 million for the nine months ended September 30, 1996 as a result of the reduction of related revenues due to a reduction in available rooms and the closing of certain food and beverage operations. Such costs as a percentage of revenues from resort and other operations decreased to 91.6% for the nine months ended September 30, 1997 from 103.2% for the nine months ended September 30, 1996.

         At September 30, 1997, the Company's weighted average interest rate on its entire loan portfolio was 16.3%, compared to 16.1% at September 30, 1996. The Company's weighted average interest rate on borrowings against loans hypothecated by the Company to unaffiliated lenders was 10.1% at September 30, 1997 compared to 10.5% at September 30, 1996. As a result of the continued increase in sales of VOIs and the proportionate increase of VOIs sold at Company-owned properties from 1993 through September 30, 1997, the Company's interest income from financing activities increased to $9.3 million for the nine months ended September 30, 1997 from $6.1 million for the nine months ended September 30, 1996. This increase was partially offset by interest paid on increased borrowings against loans hypothecated by the Company to unaffiliated lenders of $3.3 million during the nine months ended September 30, 1997 compared to $1.8 million during the nine months ended September 30, 1996.

         The Company's continued development of Company-owned resort properties and sale of VOIs in such properties resulted in the discontinuance of commissions received in connection with the sale of VOIs for other developers. During late 1996, the Company terminated its sales and marketing arrangement with a developer in the Bahamas and curtailed the sales of VOIs in the Bahamas. The Company derived no revenues from such commissions for the nine months ended September 30, 1997 and $1.7 million for the nine months ended September 30, 1996 with related costs in the 1996 period of $1.8 million or 103.4% of related commission revenues.

         General and administrative expenses, consisting primarily of expenses relating to corporate overhead, increased to $10.2 million for the nine months ended September 30, 1997 from $8.7 million for the nine months ended September 30, 1996, and accounted for approximately 10.9% of the Company's total revenues during the nine months ended September 30, 1997 as compared to 10.8% during the nine months ended September 30, 1996. The increase for the nine months ended September 30, 1997 is also attributable in part to an increase for various legal and regulatory matters.

         During the nine months ended September 30, 1997, the Company charged approximately $0.5 million to operations, representing legal, accounting and other costs related to the termination of the merger agreement with the Lambert Companies.

     The provision for doubtful accounts increased to $3.9 million for the nine months ended September 30, 1997 from $0.9 million for the nine months ended September 30, 1996. This represents 5.1% of VOI sales revenues for the nine months ended September 30, 1997 as compared to 1.4% for the nine months ended September 30, 1996. The Company monitors its provision for doubtful accounts on a quarterly basis to provide for future losses associated with defaults on customer mortgages receivable. This increase was due to the increased provision for doubtful accounts resulting from the increased mortgage receivable portfolio balance and to reflect current delinquency trends.

     Depreciation and amortization expense remained constant at $1.6 million for the nine months ended September 30, 1997 and the nine months ended September 30, 1996.

         As a result of the foregoing, the Company's net income was $7.6 million for the nine months ended September 30, 1997, an increase of $1.7 million or 28.2% from $5.9 million for the nine months ended September 30, 1996.

LIQUIDITY AND CAPITAL RESOURCES

         The Company offers financing to the purchasers of VOIs in the Company's resort properties who make a down payment, generally equal to at least 10% of the purchase price. This financing bears interest at fixed rates, unless the down payment equals at least 50% of the purchase price and the purchaser agrees to pay the balance of the purchase price within one year from the date of purchase, in which case the Company's loan bears no interest. This financing is collateralized by a mortgage on the underlying VOI. The Company has entered into agreements with three lenders for the financing of customer receivables which provide for an aggregate of up to approximately $90.0 million of available financing to the Company (of which $57.5 million was outstanding as of September 30, 1997) bearing interest at variable rates tied to the "prime" rate plus 2.00% to 2.50% or a rate ranging between 375 and 475 basis points over LIBOR. Included in this availability is up to $20.0 million of pre-construction sales financing (financing of sales of units under construction which have not been deeded), of which $5.0 million was outstanding at September 30, 1997. A significant portion of this indebtedness has been guaranteed by Ralph Muller, the Chairman, Chief Executive Officer and majority shareholder of the Company. Under these arrangements, the Company hypothecates, or pledges as security, qualified purchaser promissory notes to these lenders, who lend the Company 75% to 85% of the principal amount of such notes or, in the case of pre-sale financing, 60% of the purchase price of the underlying VOI or 65% of the outstanding balance of such notes. Payments under these promissory notes are made by the purchaser borrowers directly to a 'lockbox,' or payment processing center, and such payments are credited against the Company's outstanding balance with the respective lenders. Of the aggregate availability of $90.0 million, $10.0 million of such financing is a revolving loan with scheduled availability until December 1997; $15.0 million of such financing is a revolving loan with scheduled availability until March 1998; $40.0 million of such financing is a revolving loan with scheduled availability until November 1998 and $25.0 million of such financing is a revolving loan with scheduled availability until May 1999. The Company is in the process of consolidating the $15.0 million line and the $25.0 million line into a $40.0 million warehouse facility. After the termination of the respective availability periods, the outstanding borrowings under the four lines are required to be repaid over a period of five to eight years. The Company believes that, for the four presently active selling resorts, it has substantial loan availability to provide financing of new VOI purchases through 1997. Although the Company believes it can obtain additional financing from other lenders if necessary, other than as set forth herein, it does not presently have binding agreements for such financing or for any replacement financing, and there can be no assurance that alternative or additional arrangements can be made on terms that are satisfactory to the Company.
Accordingly, future sales of VOIs may be limited by both the availability of funds to finance the initial negative cash flow that results from sales that are financed by the Company and by reduced demand which may result if the Company is unable to provide financing to purchasers of VOIs. If the Company is required to sell its customer receivables, discounts from the face value of such receivables may be required. At September 30, 1997, the Company had a portfolio of 14,263 loans to VOI purchasers, which loans had a weighted average maturity of approximately 4.9 years, and a weighted average interest rate of 16.3%, compared to a weighted average interest rate of 10.1% on borrowings against loans hypothecated by the Company to unaffiliated lenders. The Company has historically derived substantial income from its financing activities.

         The Company also requires funds to finance the future purchases of and improvements to resort properties. Such funds have been provided from operations and from secured term loans under existing credit facilities, as well as from the proceeds of the Company's initial public offering ("IPO"). The Company presently has no commitments to finance capital expenditures other than (i) a $14.0 million construction facility from SunTrust and Finova Capital Corporation to finance the construction of the ten story, 84 unit Ocean Palms addition to the SEA GARDENS RESORT and (ii) a $13.7 million construction facility from Bank Atlantic to finance the construction of the 99 unit renovation and new construction to ROYAL VISTA RESORT (formerly known as OCEAN RANCH) and (iii) an unconditional $8.8 million obligation to purchase units at STAR ISLAND, complete construction of such units and guarantee a maximum of $6.5 million of construction debt and (iv) a $1.7 million construction facility from Bank Atlantic to finance the renovation of 23 units at Palm Aire Resort and Spa.

         The Company intends to continue to provide financing to purchasers of VOIs and to obtain funds to finance the negative cash flow resulting from the payment of sales commissions and other selling expenses and to make release payments on bank indebtedness relating to development of its resort properties. For the nine months ended September 30, 1997 and 1996, the Company derived interest income of $9.3 million and $6.1 million, respectively, from the financing of purchaser notes receivable and incurred interest expense of $3.3 and $1.8 million, respectively, relating to loans secured by notes hypothecated to these unaffiliated lenders.

         During the nine months ended September 30, 1997 and 1996, the Company's operating activities used approximately $8.3 million and approximately $22.7 million, respectively, in cash and cash equivalents and its investing activities used approximately $6.3 million and provided approximately $6.4 million, respectively, in cash. During these periods $11.7 million and $18.4 million, respectively, was provided through the Company's financing activities, resulting in a net decrease in cash and cash equivalents of $2.9 million for the nine months ended September 30, 1997 and a net increase of cash and cash equivalents of $2.1 million for the nine months ended September 30, 1996.

         The Company believes that funds from operating and financing activities, borrowings under its existing credit facilities and the remaining net proceeds from the IPO are sufficient to satisfy its contemplated cash requirements through 1997, and that its long-term financing requirements will be met through operating and financing activities in the normal course of its business and, if deemed necessary and appropriate, through additional financing. No assurance can be given that additional financing will be available on terms and conditions acceptable to the Company.

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


PART II. OTHER INFORMATION

ITEM 1.    Legal Proceedings

           Refer to Note 6, Commitments and Contingencies, of the Consolidated Condensed Financial Statements included elsewhere herein.


ITEM 6.    Exhibits and Reports on Form 8-K

a.         Exhibits

          10.85 Amendment, dated September 24, 1997 to Construction Loan Agreement dated November 27, 1996 between Sea Gardens Beach and Tennis Resort, Inc. and SunTrust Bank, South Florida, N.A.

          10.86 First amendment, dated October 16, 1997 to Construction Loan Agreement between Ocean Ranch Vacation Group and Bank Atlantic

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

VACATION BREAK U.S.A., INC.


By:        /S/ RALPH P. MULLER

           Ralph P. Muller
           Chairman of the Board and Chief Executive Officer

Date:      November 12, 1997


By:        /S/ KEVIN M. SHEEHAN

           Kevin M. Sheehan
           President

Date:      November 12, 1997


By:        /S/ HENRY M. CAIRO

           Henry M. Cairo
           Chief Financial Officer and Chief Operating Officer

Date:      November 12, 1997

                                 EXHIBIT INDEX

EXHIBIT                           DESCRIPTION
-------                           -----------
          10.85 Amendment, dated September 24, 1997 to Construction Loan Agreement dated November 27, 1996 between Sea Gardens Beach and Tennis Resort, Inc. and SunTrust Bank, South Florida, N.A.

          10.86 First amendment, dated October 16, 1997 to Construction Loan Agreement between Ocean Ranch Vacation Group and Bank Atlantic

          11.1   Statement regarding computation of per share earnings

          27.1   Financial Data Schedule