Form 10-Q/A
period 1997-09-30
VACATION BREAK USA INC
filed 1997-11-14
CIK 946733

SECURITIES AND EXCHANGE COMMISSION


                                    FORM 10-Q/A
                                AMENDMENT NO. 1
                             WASHINGTON, D.C. 20549

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
                                                                    =========        =========        =========          =========





      See accompanying notes to consolidated condensed financial statements

            Vacation Break U.S.A., Inc. and Consolidated Subsidiaries
                 Consolidated Condensed Statements of Cash Flows
                     For the nine months ended September 30,
                                   (Unaudited)
                                                                                   1997              1996
                                                                                 -------- ------------------
Cash Flows from Operating Activities:
  Net income                                                                  $ 7,618,871        $ 5,944,700
  Adjustments to reconcile net income to net
    cash (provided by) used in operating activities:
   Provision for doubtful accounts                                              3,859,084            872,864
   Depreciation and amortization                                                1,584,288          1,619,551
   Equity in earnings of unconsolidated affiliate                                 100,000           (122,390)
   Provision for deferred income taxes                                          4,612,628          3,250,195
   Minority interest in earnings of joint ventures                              1,283,829          2,640,158
 Changes in operating assets and liabilities:
   Mortgages receivable on vacation ownership interests sales                 (23,313,555)       (21,438,864)
   Receivables                                                                    742,658         (2,293,829)
   Note receivable                                                              1,129,223              8,238
   Vacation ownership interests held for sale and
      real estate and development costs                                           542,042         (5,202,346)
   Prepaid expenses and other assets                                             (136,370)        (3,586,736)
   Due to/from unconsolidated affiliates - net                                    166,503           (209,444)
   Accounts payable and accrued liabilities                                     5,435,220          3,474,907
   Deferred revenues - vacation ownership interests                            (4,542,716)        (5,477,655)
   Deferred income - vacation packages                                         (6,747,643)        (1,301,766)
   Advance deposits                                                              (609,447)          (833,027)
                                                                                ---------         -----------

Net cash used in operating activities                                          (8,275,385)       (22,655,444)
                                                                                ---------         ----------

Cash Flows from Investing Activities:
  Purchases of property and equipment                                            (155,024)        (2,247,796)
  Additions to restricted cash                                                 (1,907,435)        (3,160,623)
  Releases of restricted cash                                                   1,984,821          4,963,433
  Increase (decrease) in cash in escrow from VOI sales - net                   (6,352,933)         6,297,576
  Purchases of certificates of deposit                                                  -           (121,497)
  Maturities of certificates of deposit                                           124,235            629,507
                                                                                ---------          ---------
Net cash (used in) provided by investing activities                            (6,306,336)         6,360,600
                                                                                ---------          ---------
Cash Flows from Financing Activities:
  Borrowings of notes and mortgages payable                                    48,045,833         37,431,170
  Repayments of notes and mortgages payable                                   (32,742,158)       (20,013,836)
  Borrowings from affiliate of joint ventures                                           -            763,134
  Repayments to affiliate of joint ventures                                    (3,695,034)                 -
  Repayment of note payable to unconsolidated affiliate                           (97,778)           (27,222)
  Borrowings on capital lease obligations                                               -            457,272
  Payments on capital lease obligations                                          (410,316)          (293,454)
  Stockholder's income tax distributions                                                -         (1,130,793)
  Proceeds from the exercise of employee stock options                            559,717                  -
  Proceeds from issuance of common stock                                                -          1,182,669
                                                                               ----------         ----------
Net cash provided by financing activities                                      11,660,264         18,368,940
                                                                               ----------         ----------

Net (decrease) increase in cash and cash equivalents                           (2,921,457)         2,074,096
Cash and cash equivalents at beginning of period                                6,307,928          8,499,386
                                                                                ---------         ----------

Cash and cash equivalents at end of period                                    $ 3,386,471       $ 10,573,482
                                                                                =========         ==========
SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES:
 Equipment purchased under capital lease obligations                            $ 169,512        $     -
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

          10.86 First amendment, dated October 16, 1997 to Construction Loan Agreement between Ocean Ranch Vacation Group and Bank Atlantic

          11.1   Statement regarding computation of per share earnings

          27.1   Financial Data Schedule

b.         Reports on Form 8-K:

           NONE

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment No. 1 to this report to be signed on its behalf by the undersigned, thereunto duly authorized.

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